Form 10-K/A
period 1995-12-31
GOLF ENTERPRISES INC /DE/
filed 1996-06-21
CIK 921756

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          --------------------------


                               FORM 10-K/A

                             AMENDMENT NO. 1

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended   December 31, 1995
                                               ---------------------

                                       OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                     ----------------    ---------------

                      COMMISSION FILE NUMBER     0-24264
                                              -------------

                            GOLF ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

           KANSAS                                     75-2596237
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                          1603 LBJ FREEWAY, SUITE 810
                              DALLAS, TEXAS 75234
         (Address of principal executive offices, including zip code)

                                (214) 247-1199
             (Registrant's telephone number, including area code)
                        ------------------------------

    Securities registered pursuant to Section 12(b) of the Act:  None
                                                                 ----

  Securities registered pursuant to Section 12(g) of the Act:    Common Stock
                                                               ----------------
                                                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 25, 1996, was $36,260,000.
                      --------------      -----------


     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 25, 1996 was 6,585,482 shares.
             --------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    PART I

ITEM 1.   BUSINESS

GENERAL


     Golf Enterprises, Inc. ("GEI" or the "Company") is a golf course operator that owns, leases or contracts to manage 44 golf courses in 18 states, primarily in the southern and western United States. GEI operates daily fee (public) and resort courses and private country clubs and derives revenue from green fees and practice facility fees, dues and initiation fees of private members, golf cart rentals, retail sale of food, beverages and pro shop merchandise, and management fees.

     The Company's strategy is to grow revenue and operating cash flow by
(i) identifying and acquiring well-located courses that have the potential for significant improvement under professional management, (ii) installing trained management personnel and standardized operating systems, (iii) creating a value image by making visible, cost-effective capital improvements and upgrading the quality of the golf course turf grass under the supervision of the Company's director of agronomy, (iv) enhancing the golf experience by emphasizing customer service and the projection of a professional image, (v) implementing marketing programs to increase the number of rounds of golf played at daily fee and resort courses and the number of members at private clubs and (vi) improving merchandising and pro shop, food and beverage and practice facility operations.

HISTORY

     The Company is a Kansas corporation and was formed in connection with a 1991 recapitalization (the "Recapitalization") to acquire substantially all of the equity interest in Jim Colbert Golf, Inc. ("JCG"), which began operations in 1981. Unless the context indicates otherwise, all references herein to the "Company" or "GEI" include JCG (the Company's wholly owned subsidiary) and the operations of JCG prior to the Recapitalization.

     On July 13, 1994, the Company completed an initial public offering of 2,350,000 shares of its common stock, and on August 22, 1994, the underwriter of the initial public offering exercised its over-allotment option, purchasing an additional 352,500 shares of common stock. Upon closing of the offering, a credit agreement (the"Credit Agreement") was executed setting forth the final terms and conditions of a revolving credit facility (the "Revolving Credit Facility"). The proceeds of the offering, together with borrowings under the Revolving Credit Facility, were used to retire debt, pay related accrued interest and prepayment penalties and pay fees and expenses associated with the offering and the Revolving Credit Facility.


     Upon consummation of the initial public offering, the holders of all classes of redeemable convertible preferred stock and convertible notes of the Company converted such redeemable convertible preferred stock and notes into shares of common stock of the Company. In addition, pursuant to agreements between the Company and the holders, accrued but unpaid dividends on the redeemable convertible preferred stock and the interest notes and additional accrued interest related to the convertible notes were paid by delivery of additional shares of common stock. Also in connection with the offering, the Company effected a common stock split in the form of a 1.32-for-1 common stock dividend.


     On February 2, 1996, the Company entered into a definitive agreement to sell its 20 owned golf course properties and certain related assets (the "Purchased Assets") to NGP and to merge immediately thereafter with a newly formed corporation ("Newco") affiliated with American Golf Corporation. Substantially all of NGP's properties are managed by American Golf Corporation. If the purchase (the "Asset Purchase") and the merger (the "Merger") are approved by the Company's stockholders and become effective, stockholders of the Company will be entitled to exchange each share of their common stock of the Company for, depending on the form of consideration paid by NGP, at NGP's option, for the Purchased Assets, either (i) a combination of $6.00 in cash and between approximately 0.20870 and 0.31304 of a share of NGP common stock (assuming no exercise of options to purchase the Company's common stock prior to the Merger) valued at approximately $6.00 (subject to limitations on the maximum and minimum number of NGP shares issuable), or (ii) $12.00 in cash. Subject to certain adjustments and limitations, stockholders of the Company will receive total consideration of $79,026,000, and holders of unexpired and unexercised options to purchase common stock of the Company will be entitled to receive, in exchange for cancellation of such options, total consideration of $2,548,000 payable in the same proportion of cash and stock as is paid to holders of common stock of the Company. Of this total aggregate consideration of approximately $81,600,000, NGP will pay approximately $58,000,000 as consideration for the Purchased Assets and Newco will contribute approximately $23,600,000 in cash. In addition, Newco will refinance approximately $54,900,000 of the Company's existing indebtedness in connection with the Merger.


     The Asset Purchase and the Merger are subject to certain conditions, including approval of the stockholders of the Company and NGP. Stockholders of the Company holding approximately 45% of its outstanding common stock (on a fully diluted basis) have agreed to vote their shares in favor of the Asset Purchase and the Merger. The closing of these transactions is currently expected to occur in the second quarter of 1996.

INDUSTRY OVERVIEW

     According to the National Golf Foundation (the "NGF"), at December 31, 1994, there were 24.3 million golfers in the United States, which represented a net gain of only 147,000 golfers, or 0.6% growth, over the last five years. The general population growth rate exceeded the golfer growth rate as indicated by the decreasing golf participation rate, which fell from 12.0% in 1989 to 11.4% in 1994. Golfers in the United States played 464.8 million rounds in 1994, a decrease of 0.9% from the 469 million played in 1989. Core golfers, those playing eight or more rounds, comprised 45.9% of all golfers in 1994 and accounted for 87.6% of all rounds played.

     Over the next several years, the Company expects to see a rebound in the overall participation rates for golfing due to continued growth in the number of golf courses as well as supporting demographic trends, such as aging baby boomers. Over the next five years, the population of the 40-49 and 50-59 age groups are expected to grow by 14% and 21%, respectively.

     Growth in golf course supply was evident in golf course construction. Since 1989 the industry added 1,201 golf courses, bringing December 31, 1994 course supply to 14,939. This represented an 8.7% increase over the last five years. Additionally, the NGF estimated that a total of 634 golf courses were scheduled to open in 1995. However, management believes that after 1995 the rate at which new golf courses will be constructed will decrease as a result of the lack of available development capital, increasing restrictions on development and increasing requirements of environmental and water regulation. The Company believes existing, well-located courses will become more valuable over time as increased demand may enable these courses to increase throughput (i.e. rounds per year) and fees.

     The golf industry is comprised of three general course types: daily fee courses, resort courses and private country clubs. According to NGF estimates, of the 14,939 courses in the United States today, 68% are daily fee, including public, municipal and resort courses, and 32% are private country clubs. Daily fee courses are open to the public and generate revenue principally from green fees, golf cart rentals and practice facility charges. Facilities at daily fee courses generally include golf courses, practice facilities, clubhouses with pro shops carrying a limited inventory of golf merchandise, limited locker facilities and a snack bar food and beverage operation. The operation of a daily fee course focuses on maximization of the number of rounds played given the limitations of the particular course. Certain daily fee courses draw a high percentage of players from outside the immediate area in which the course is located. Such courses are referred to as resort courses and typically include the more extensive facilities found at private country clubs, including championship courses.

     Private country clubs are typically closed to the public and generate revenue principally through member initiation fees, monthly membership dues, golf cart rentals and guest green fees. Facilities at private country clubs generally include championship-quality golf courses, practice facilities, clubhouses with pro shops carrying an extensive inventory of golf merchandise, locker and card room facilities and multiple food and beverage operations, including grills, evening dining and banquet facilities. Members of private country clubs are either equity owners of the club or have non-equity membership privileges. The operation of a private country club focuses primarily on maximization of the membership base.

     The Company believes that the ownership and operation of golf courses in the United States is highly fragmented, with less than 5% of golf courses owned and operated by multi-course management companies. Most golf courses are owned by individuals, municipalities or other government entities. The Company believes that the industry will experience consolidation as existing owners and operators continue to experience financial and operating difficulties and sell or lease courses to professional management companies such as the Company.

COMPETITION


     GEI is a golf course management company which competes for the purchase of golf courses with NGP and Club Corporation International and for the lease and/or management of golf courses with American Golf Corporation and Club Corporation International. In addition, the Company also competes for the purchase and lease of golf courses with regional golf course companies that each operate several golf courses and, less frequently, with individuals and small ventures that typically operate one or more golf courses. In the acquisition of golf courses, companies compete primarily on the basis of price and their reputation for operating golf courses.

     In the operation of golf courses, the Company competes on the basis of price, the quality of a golf course and customer service. Golf courses are subject to competition for players and members from other golf courses located in the same geographic areas. The number and quality of golf courses in a particular area can have a material effect on the revenue of a golf course. In addition, revenue is affected by a number of factors, including the demand for golf and the availability of other forms of recreation.

ACQUISITIONS

Sources

     Because of its experienced management, national operations and financial strength, the Company believes it can actively participate in the consolidation of the golf industry. Information about acquisition opportunities is obtained through contacts at every level of the Company, including golf course general managers, regional managers and senior management. Industry association contacts, golf course brokers, and golf industry vendors also provide information about potential acquisitions. Management's knowledge of existing golf courses throughout the United States and personal relationships with numerous golf course owners and operators provide the Company with extensive information regarding acquisition opportunities.

Acquisition Criteria

     The Company targets well-located, underperforming daily fee and resort courses and private country clubs that meet certain general criteria. The principal criteria for evaluating acquisition opportunities include course location and visibility, size and demographics of the surrounding population base, course condition and current operating costs, and the location, quality and price of local competition.

     When evaluating a course location, the Company considers access to the course, visibility, proximity to competition and the seasonal conditions which will affect the play and maintenance of the course. The population base near a golf course should be large enough to support that course and local competition. In addition, the Company obtains a detailed demographic study of the local population, to assist it in determining the likelihood that golf will be a sport of preference for that population. When evaluating the condition of a course, the Company looks for operating inefficiencies which can be corrected, potential capital improvements which will enhance course quality and increase revenue, and other operational problems which can be improved by the Company's professional management. The Company analyzes the local competition by focusing on the condition of a competitor's golf course, its level of service and the total price at which the golf product is provided. The Company then determines whether it will be able to provide a better product at a more competitive price, while achieving desired operating margins at the target location.

     In addition to these general criteria, the Company evaluates other specific factors which vary depending upon whether the golf course is a daily fee, private country club or resort course. At a daily fee course, the

Company reviews potential marketing options and considers how the number of rounds played might be increased, what fees can be charged and how increases might be restricted, the length of any proposed lease and the potential relationship with a landlord, particularly where a municipality is involved. At a private country club, the Company analyzes the membership profile, how membership and dues might be increased, whether the members currently have equity ownership, what past liabilities or promises to members exist and the extent of any deferred maintenance costs. If the Company has targeted a resort course, the Company also assesses other risks associated with the particular playing population at that course, such as access to the resort area and dependence upon affiliated resort facilities.

COURSE OPERATIONS

Management and Employees

     The Company has 6 regional managers (as of December 31, 1995) who report to the Senior Vice President of Operations. Each course has a general manager who reports to a regional manager, at least one assistant manager, a superintendent and between 20 and 125 part time and full time staff members. Course staff levels fluctuate significantly on a seasonal basis.

     General managers have overall responsibility for golf course operations, including the practice facilities, pro shops, food and beverage operations and banquet facilities. In addition, general managers work with regional managers to prepare monthly and annual budgets and marketing plans. Superintendents report to the general manager and have responsibility for the quality of turf conditions, maintenance of the course and execution of the comprehensive agronomic plan prepared for each course by the Company's agronomy personnel.

     The Company places great importance on recruiting and training skilled personnel. Newly acquired golf courses are staffed either with a general manager who was trained as an assistant manager at another GEI course, or with the existing course manager who will learn the Company's systems and expectations from an experienced GEI manager. The Company recruits assistant managers directly from college, focusing on business and marketing majors. Assistant managers displaying high levels of motivation and business and managerial talent are promoted to general managers as the Company acquires more courses. Management seeks to hire superintendents with college degrees in agronomy and prior experience in the golf industry. Regional managers, general managers and superintendents are provided bonus incentives to achieve revenue and operating goals.

Operating Improvements

     The Company employs specific operating strategies to increase revenue and improve operating cash flow at each of its golf courses. In addition to the professional general manager and superintendent staffed immediately upon acquisition of a golf course, the Company also implements uniform cash control and accounting and management information systems. The Company makes visible, cost-effective capital improvements to enhance the quality of the golf course, including general golf course manicure, improvement of turf grass quality through implementation of a turf seeding/landscaping plan designed by the Company's agronomy personnel, repairs of cart paths and other structures and refurbishment of clubhouses.

     While initial improvements are being made, the Company focuses on developing marketing plans to increase revenue and developing budgets to control costs. Marketing plans for daily fee courses focus on increasing rounds played and include increasing seniors' play during weekday mornings, increasing league and tournament play, extending special fee offers to fill weekday afternoons and promotions to increase cart rentals. Potential customers are contacted through direct mail advertising and promotions through newspapers, radio and other local publications. Marketing plans for private country clubs focus on achieving full membership potential, increasing cart rentals and use of other services, and setting initiation fees and monthly dues at competitive rates. Potential members are contacted through general advertising and promotion and by membership directors who are hired to recruit new members and promote continuing member participation in club activities.

     Newly acquired courses have historically generated relatively large revenue increases during each of the first two to three years under GEI's management, with lesser increases in following years. As the operations of a golf course mature through the initial stage, the Company must look for creative ways to continue increasing revenue and operating cash flow. These include further refinement of marketing plans and budgets, additional capital improvements and greater focus on other aspects of the operations, such as practice facilities, pro shops, food and beverage operations and banquet facilities. Course quality, playability and customer service are continually reviewed to ensure high quality at an efficient cost. Additional cost-cutting measures are evaluated in light of their impact on course quality.

SEASONALITY

     Seasonal weather conditions limit the playing season at certain of the Company's golf courses. As a result, the second and third quarters of the year tend to account for a greater portion of the Company's operating revenue and operating income than do the first and fourth quarters of the year. This seasonal pattern, as well as the timing of new course purchases or leases, may cause the Company's results of operations to vary significantly from quarter to quarter.

GOVERNMENTAL REGULATION

Environmental Matters

     Operations at the Company's golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on or in its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. The Company has not been informed by the United States Environmental Protection Agency (the federal agency which regulates environmental matters related to the Company's operations) or any state or local governmental authority of any non-compliance or violation of any environmental laws, ordinances or regulations likely to be material to the Company, and the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its properties and operations. The Company has not performed invasive procedures such as soil sampling or ground water analysis on all of the golf courses it owns or operates, and there may be potential environmental liabilities or conditions of which the Company is not aware. In addition, there are a number of underground storage tanks located on various of the Company's golf courses. Although these storage tanks are in substantial compliance with current federal or state requirements, the Company is in the process of removing these storage tanks and does not believe, based on its prior experience, that the cost of removing or replacing these tanks or, if necessary, remediating the surrounding soil will be material to its financial condition or results of operations. However, there can be no assurance that the removal or replacement of such tanks and/or the remediation of surrounding soil will not materially and adversely affect the Company.

General

     The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's golf course personnel receive the federal minimum wage, and increases in the minimum wage would increase the Company's labor costs. In addition, the Company is subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, which, among other things, may require certain minor renovations to various clubhouses at the Company's properties to meet federally mandated access and use requirements. The cost of these renovations is not expected to be material to the Company. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

EMPLOYEES

     At December 31, 1995, the Company had a total of 2007 part-time and full-time employees, 42 located at corporate headquarters, 6 regional managers and 82 course managers and superintendents. The majority of the Company's golf course employees receive the minimum wage. The maintenance and groundskeeping employees at the Company's Mission Hills golf courses are represented by a labor union.

ITEM 2.   PROPERTIES


     The Company currently owns, leases or manages 44 golf courses in 18 states, with 8 courses in California, 7 courses in Texas, 5 courses in Florida, 4 courses in Louisiana, 3 courses in Nevada, 2 courses in Arizona, 2 courses in Kansas, 2 courses in Oklahoma, 2 courses in South Carolina, 1 course in Arkansas, 1 course in Colorado, 1 course in Idaho, 1 course in Minnesota, 1 course in New Mexico, 1 course in North Carolina, 1 course in Ohio, 1 course in Oregon and 1 course in Tennessee. Of these, 20 are daily fee courses, 20 are private country clubs and 4 are resort courses. Set forth below is information concerning each of the Company's golf courses.


                                 Year Company               Lease                 Green   Approximate
                                 Operations     Ownership   Expiration            Fees    Number of          Playing
Daily Fee Courses                Commenced      Type        and Extensions        Range   Rounds in 1995     Season
- - -----------------                ---------      ----        --------------        -----   --------------     ------
Bayou Barriere Golf Club         1989           Leased      1998                  $12-25  56,000             Year-round
New Orleans, LA                                             7-3 year options

Bent Tree Golf Club              1994           Owned       N/A                   33-53   34,000             March-
Sunbury, OH                                                                                                  October

Briarwood Golf Club              1989           Leased      1998                  13-27   49,000             Year-round
Baton Rouge, LA                                             2-5 year options

Canoa Hills Golf Course          1994           Leased      1999                  40-67   65,000             Year-round
Green Valley, AZ

Crystal Lake Golf Course         1995           Leased      1999                  23-37   33,000 (1)         April-
Lakeville, MN                                               2-5 year options                                 October

Desert Rose Golf Course          1984           Leased      2004                  19-41   80,000             Year-round
Las Vegas, NV

Emerald River Golf Course        1993           Leased      2003                  27-45   38,000             Year-round
Laughlin, NV                                                2-5 year options (2)

Forrest Crossing Golf Course     1989           Owned       N/A                   28-43   40,000             March-
Nashville, TN                                                                                                November

Indian Creek Golf Course         1995           Management  1998                  21-24   110,000 (3)        Year-round
Carrollton, TX                                  Contract    1-2 year option

Jess Ranch Golf Club             1993           Leased      2008                  13-18   50,000             Year-round
Apple Valley, CA                                            1-5 year option (4)

Las Vegas Golf Club              1981           Leased      1999                  12-21   120,000            Year-round
Las Vegas, NV                                               1-5 year option

The Links at Stono Ferry         1989           Owned       N/A                   22-32   45,000             Year-round
Charleston, SC

Paradise Hills Golf Club         1996           Leased      2016                  15-28   (5)                Year-round
Albuquerque, NM

Paradise Knolls Golf Club        1992           Leased      2012                  17-27   52,000             Year-round
Riverside, CA                                               2-5 year options (6)

Pawtuckett Golf Club             1989           Owned       N/A                   27-34   30,000             March-
Charlotte, NC                                                                                                November

San Dimas Canyon Golf Club       1986           Leased      2010                  19-26   85,000             Year-round
San Dimas, CA

Shandin Hills Golf Club          1989           Leased      2037                  15-28   64,000             Year-round
San Bernardino, CA

Simi Hills Golf Course           1992           Leased      2007                  19-30   95,000             Year-round
Simi Valley, CA

Summerfield Crossing Golf Club   1989           Owned       N/A                   20-33   61,000             Year-round
Tampa, FL

Williams Golf Course             1993           Leased      1996 (2,7)            15-27   69,000             Year-round
Mesa, AZ


                                 Year Company                    Lease                Approximate
                                 Operations       Ownership      Expiration and       Number of       Playing
Private Country Clubs (8)        Commenced        Type           Extensions           Members         Season
- - -------------------------        ---------        ----           ----------           -------         ------

The Classics at Lely Resort      1995             Leased         2034                 280 (9)         Year-round
Naples, FL

Corvallis Country Club           1995             Management     2015                 560             March-
Corvallis, OR                                     Contract                                            November

Crescent Oaks Country Club       1990             Owned          N/A                  430             Year-round
Clearwater, FL

Diamond Oaks Country Club        1995             Owned          N/A                  710             Year-round
Fort Worth, TX

Eldorado Country Club            1995             Owned          N/A                  780             Year-round
McKinney, TX

Great Southwest Golf Club        1995             Owned          N/A                  570             Year-round
Grand Prairie, TX

Highlands Golf and Supper Club   1987             Owned          N/A                  660             March-
Hutchinson, KS                                                                                        November

Killearn Country Club and Inn    1995             Leased         2020                 1,000           Year-round
Tallahassee, FL

Links O'Tryon Golf Course        1994             Leased         2009                 270 (10)        Year-round
Greenville, SC                                                   2-5 year options

Meadowbrook Country Club         1985             Owned          N/A                  550             March-
Tulsa, OK                                                                                             November

North Hills Country Club         1989             Leased         1999                 410             March-
Sherwood, AR                                                     4-5 year options                     November

Oakridge Country Club            1995             Owned          N/A                  750             Year-round
Garland, TX

Pinery Country Club              1995             Owned          N/A                  830             April-
Denver, CO                                                                                            November

The Plantation Golf Club         1991             Owned          N/A                  520             April-
Boise, ID                                                                                             November

Shenandoah Country Club          1988             Owned          N/A                  570             Year-round
Baton Rouge, LA

Stonebridge Country Club         1989             Owned          N/A                  510             Year-round
New Orleans, LA

Tallgrass Country Club           1989             Owned          N/A                  550             March-
Wichita, KS                                                                                           November

The Trails                       1993             Owned          N/A                  450             March-
Norman, OK                                                                                            November

Willow Fork Country Club         1995             Owned          N/A                  770             Year-round
Katy, TX

Woodhaven Country Club           1995             Owned          N/A                  610             Year-round
Fort Worth, TX


                                     Year Company                     Lease              Green      Approximate
                                      Operations       Ownership      Expiration and     Fees       Number of          Playing
Resort Courses                        Commenced        Type           Extensions         Range      Rounds in 1995     Season
- - --------------                        ---------        ----           ----------         -----      --------------     ------
Lely Flamingo Island Club             1995             Leased         2034               $39-122    (9)                Year-round
Naples, FL

Mission Hills North Golf Course--     1994 (11)        Leased         1996 (7)           80-130     41,000             Year-round
The Gary Player Course
Palm Springs, CA

Tustin Ranch Golf Club                1989             Management     1996 (2,7)         70-95      60,000             Year-round
Tustin, CA                                             Contract

Westin Mission Hills Resort Golf      1994 (11)        Leased         1996 (7)           80-130     40,000             Year-round
Course
Palm Springs, CA

____________________
(1)  Leased in July 1994 with operations commencing in May 1995.
(2)  Terminable by lessor without cause.
(3)  The course is a 36-hole course; a round is considered 18 holes.
(4)  Terminable by lessor upon sale of property.

(5)  Leased in April 1996.

(6)  Terminates automatically upon sale of property.

(7)  The Company is currently negotiating an extension.

(8) Monthly dues range from $95 to $250 and initiation fees range from $250 to $47,500.

(9)  Leased in December 1995.

(10) Course is semi-public; green fees for non-members range from $15 to 35.


(11) Leased in December 1993 with operations commencing in January 1994.

     Each golf course generally consists of an 18-hole course, practice facilities, clubhouse with pro shop and food and beverage facilities. Some courses also include tennis courts, swimming pools and banquet facilities.

     In addition to the golf courses, at December 31, 1995, the Company leased 9,848 square feet of office space in Dallas, Texas for its corporate headquarters. This lease expires in December 1998 and requires annual rental payments of approximately $134,000.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in legal proceedings arising in the ordinary course of its business. The Company is not involved in any legal proceedings which it believes could have a material adverse effect upon its consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     GEI's common stock (the "Common Stock") is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol GLFE. The following table reflects the range of high and low selling prices of Common Stock by quarter since its initial public offering in July 1994. This information is based on closing prices as reported by Nasdaq.


                                     1995     1994     1995     1994
                                    ------   ------   ------   ------
                                     High     Low      High     Low
                                    ------   ------   ------   ------

                First Quarter       $12.25   $ 7.75      N/A      N/A
                Second Quarter       14.00    10.25      N/A      N/A
                Third Quarter        14.25    12.25   $15.00   $12.50
                Fourth Quarter       13.75     6.75    13.50    10.25

HOLDERS


     At April 25, 1996, there were approximately 74 holders of record and 736 beneficial holders of the Company's Common Stock.

DIVIDENDS

     No dividends were declared in fiscal 1995. GEI is currently restricted by certain debt covenants from paying dividends during the term of its Credit Agreement. See Note 6 to the Consolidated Financial Statements in Item 8.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     Set forth on the following page are the selected consolidated financial and operating data for each of the years in the five-year period ended December 31, 1995. The statement of operations data for the year ended December 31, 1991 represent the combined results of operations of JCG for the period from January 1, 1991 to March 24, 1991 and the Company for the period from March 25, 1991 to December 31, 1991. The statement of operations data for the period from January 1, 1991 to March 24, 1991 have been derived from the unaudited historical financial statements of JCG. The statement of operations and balance sheet data as of and for the period from March 25, 1991 to December 31, 1991 and as of and for the years ended December 31, 1992, 1993, 1994 and 1995 have been derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7," as well as the Consolidated Financial Statements of the Company and notes thereto in Item 8.


                                                               Years ended December 31,
                                         ----------------------------------------------------------------------
                                            1995          1994          1993           1992         1991 (1)
                                         -----------  ------------   ------------   -----------   -------------
                                                  (Dollars in thousands, except per share data)
Statement of Operations Data:
 Operating revenue                         $ 80,190      $ 48,682       $ 38,404       $ 34,716       $ 30,137
                                           --------      --------       --------       --------       --------
 Costs and expenses:
    Operating expenses                       64,733        38,288         29,772         26,316         24,285
    Depreciation and amortization (2)         6,871         4,802          4,089          3,995          4,398
    Other expense (3)                             -             -            334             88          2,226
                                           --------      --------       --------       --------       --------
       Total costs and expenses              71,604        43,090         34,195         30,399         30,909
                                           --------      --------       --------       --------       --------
       Operating income (loss) (4)            8,586         5,592          4,209          4,317           (772)
 Interest expense, net                        5,090         3,996          4,801          5,177          5,184
                                           --------      --------       --------       --------       --------
    Income (loss) before income taxes
       and extraordinary item                 3,496         1,596           (592)          (860)        (5,956)
 Income taxes (5)                               109            50             52             42             22
                                           --------      --------       --------       --------       --------
    Income (loss) before extraordinary
       item                                   3,387         1,546           (644)          (902)        (5,978)
 Extraordinary item (6)                           -         2,638              -              -              -
                                           --------      --------       --------       --------       --------
    Net income (loss)                      $  3,387      $ (1,092)      $   (644)      $   (902)      $ (5,978)
                                           ========      ========       ========       ========       ========

    Income (loss) per common share
       before extraordinary item (7)       $   0.51      $   0.33       $  (0.09)
                                           ========      ========       ========

Balance Sheet Data (at year-end):
   Working capital (deficit)               $    956      $  5,366       $ (1,573)      $   (118)      $ (1,285)
   Total assets                             121,862       102,894         58,087         49,438         48,225
   Long-term debt, net of current portion    59,375        50,653         45,156         40,105         39,750
   Redeemable convertible preferred stock         -             -         22,212         17,258         13,863
   Stockholders' equity (deficit)            42,134        38,591        (18,095)       (15,706)       (13,410)

Supplemental Data:
  Net cash provided by operating
     activities                               9,635         4,617          4,353          3,761          2,216
  Net cash used by investing activities     (19,811)      (35,959)        (7,035)        (2,683)        (3,011)
  Net cash provided (used) by financing
     activities                               6,739        35,030          1,698           (256)         1,315
  Number of golf facilities at year-end          43            36             27             22             19
  Number of rounds played (in thousands)      1,793         1,388          1,238          1,124            933

_______________
(1) Represents the combined results of operations of JCG from January 1, 1991 to March 24, 1991 (unaudited) and the results of operations of the Company for the period from March 25, 1991 (the date of the Recapitalization) to December 31, 1991.

(2) Includes amortization of consulting, confidentiality and noncompete agreements recorded in connection with the Recapitalization of $211,000, $845,000 and $887,000 in 1993, 1992 and 1991, respectively.

(3) Consists of non-recurring, non-cash charges associated with the early termination of leases and in 1991 includes a one-time charge to compensation expense recorded by JCG in connection with the Recapitalization in the amount of $1,011,000, primarily associated with payments made to cancel certain stock options.

(4) Includes effects of (i) corporate relocation expenses of $347,000 and $173,000 in 1993 and 1991, respectively, and (ii) operating income (loss) associated with terminated leased facilities of ($347,000), ($33,000) and $82,000 in 1993, 1992 and 1991, respectively.

(5)  Consists solely of state income taxes.

(6) In 1994, in connection with the initial public offering, the Company paid prepayment penalties of $1,971,000 associated with the early retirement of debt and wrote off $667,000 of debt issuance costs related to the debt retired.


(7) Income (loss) per common share before extraordinary item is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding during 1995 and 1994 includes the effect of stock options, using the treasury stock method and the average market price per share, as the inclusion of these options has a dilutive effect on income per common share before extraordinary item. The use of the average market price per share in 1995 and 1994 results in full dilution, as such price exceeds the market price at the end of the respective periods. The weighted average number of common shares outstanding during 1994 and 1993 have been adjusted for (i) the retroactive effect of the conversion of the Company's redeemable convertible preferred stock and convertible notes to common stock, (ii) the issuance of common stock in payment of dividends on the redeemable convertible preferred stock and interest notes and additional accrued interest related to the convertible notes and (iii) the common stock split, as if these events occurred at the beginning of the respective year. The weighted average number of common shares outstanding during 1993 includes the effect of stock options issued in 1994 at prices below the initial public offering price without regard for the antidilutive effect of such options. Net loss attributable to common stockholders used to calculate income (loss) per common share before extraordinary item excludes $1,234,000 and $1,745,000 of preferred stock dividends and accretion to mandatory redemption value for all classes of redeemable convertible preferred stock during 1994 and 1993, respectively, and $186,000 and $308,000 of interest expense associated with the convertible notes during 1994 and 1993, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" in Item 6 as well as the Consolidated Financial Statements of the Company and Notes thereto in Item 8.

GENERAL


     The Company seeks to achieve continued growth in revenue and operating cash flow by acquiring, either through purchase, lease or contract to manage, underperforming daily fee, resort and private golf courses and by implementing operating improvements to enhance financial performance. Operating revenue includes green fees and practice facility fees, dues and initiation fees of private members, golf cart rentals, retail sale of food, beverages and pro shop merchandise, and management fees. Historically, the percentage of the Company's total operating revenue represented by each of these revenue categories has not fluctuated significantly.


     The Company acquires golf courses through purchase, lease or a contract to manage. The Company currently owns fee title to 20 of its courses, the purchase prices of which have been financed with unsecured indebtedness, equity contributions and/or seller financing. The Company currently operates 21 leased golf courses, all of which are classified as operating leases for financial reporting purposes. As a result, leased courses result in lower depreciation and interest expense than do purchased courses. Management fees received under the Company's three management agreements are classified as operating revenue and any associated expenses are classified as operating expenses.


     The Company operated 43 golf courses at December 31, 1995 (and has leased one additional golf course facility subsequent to December 31, 1995). The following table sets forth, for the periods indicated, the change in the number of golf courses owned, leased or managed by the Company during each of the last three years.


                                            Owned   Leased    Managed   Total
                                            -----   -------   -------   ------
At December 31, 1992.......................    10       11          1      22
 Increases during 1993.....................     1        5         --       6
 Decreases during 1993.....................    --       (1)        --      (1)
 Transfers during 1993 *...................     1       (1)        --      --
                                               --       --          -      --
At December 31, 1993.......................    12       14          1      27
 Increases during 1994.....................     6        3         --       9
                                               --       --          -      --
At December 31, 1994.......................    18       17          1      36
 Increases during 1995.....................     2        3          2       7
                                               --       --          -      --
At December 31, 1995.......................    20       20          3      43
                                               ==       ==          =      ==
- - ----------------

 * The Company leased The Plantation Golf Club from September 1991 until it purchased the course in September 1993.

     Courses are leased or purchased at varying times throughout the year. Depending on the length of the partial year for which a course is operated, the seasonality of operations and the unique operating improvements of a course, results of operations of a course for a portion of a year may not be indicative of the results of operations at the course for an entire year.

SUBSEQUENT EVENT


     On February 2, 1996, the Company entered into a definitive agreement to sell its 20 owned golf course properties and certain related assets comprising the Purchased Assets to NGP and to merge immediately thereafter with Newco. If the Asset Purchase and the Merger are approved by the Company's stockholders and become effective, stockholders of the Company will be entitled to exchange each share of their common stock of the Company for, depending on the form of consideration paid by NGP, at NGP's option, for the Purchased Assets, either (i) a combination of $6.00 in cash and between approximately 0.20870 and 0.31304 of a share of NGP common stock (assuming no exercise of options to purchase the Company's common stock prior to the Merger) valued at approximately $6.00 (subject to limitations on the maximum and minimum number of NGP shares issuable), or (ii) $12.00 in cash. Subject to certain adjustments and limitations, stockholders of the Company will receive total consideration of $79,026,000, and holders of unexpired and unexercised options to purchase common stock of the Company will be entitled to receive, in exchange for cancellation of such options, total consideration of $2,548,000 payable in the same proportion of cash and stock as is paid to holders of common stock of the Company. Of this total aggregate consideration of approximately $81,600,000, NGP will pay approximately $58,000,000 as consideration for the Purchased Assets and Newco will contribute approximately $23,600,000 in cash. In addition, Newco will refinance approximately $54,900,000 of the Company's existing indebtedness in connection with the Merger.


     The Asset Purchase and the Merger are subject to certain conditions, including approval of the stockholders of the Company and NGP. Stockholders of the Company holding approximately 45% of its outstanding common stock (on a fully diluted basis) have agreed to vote their shares in favor of the Asset Purchase and the Merger. The closing of these transactions is currently expected to occur in the second quarter of 1996. The Company anticipates that a loss of approximately $19,300,000, net of income tax effect, will be recognized on the sale of the Purchased Assets to NGP. Although the Company will recognize the loss on the sale of the Purchased Assets upon consummation of the Asset Purchase transaction, such transaction is only a component of the entire transaction and will occur simultaneously with the Merger. The proceeds of the Asset Purchase together with the proceeds of the Merger will significantly exceed the historical net book value of the Company. Accordingly, no impairment of the Company's property and equipment has occurred.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's $70,000,000 Revolving Credit Facility is for use in financing the acquisition, lease or improvement of golf courses, the acquisition of golf course management companies, refinancing indebtedness, and for general working capital purposes. A portion is to be treated as a reducing revolver, with equal installments of $2,083,000 due quarterly beginning on March 31, 1997, and the balance is due on December 31, 1999. Loans under the Revolving Credit Facility are unsecured and bear interest at either a Eurodollar rate or a customary base rate, plus in each case a marginal percentage of up to 2.0% depending on the Company's ratio of total debt to EBITDA. Interest is payable either quarterly with respect to base rate loans or on the last day of selected interest periods ranging from one to nine months with respect to Eurodollar loans. The Revolving Credit Facility is subject to customary conditions and covenants, including dividend payment limitations, capital expenditure limitations, negative pledge covenants and financial ratio covenants.

     As of December 31, 1995, the Company had borrowed $52,000,000 under the Revolving Credit Facility to finance the repayment of debt in connection with the initial public offering, to finance the purchase of a public golf course and seven private golf clubs, and for general working capital purposes. As of December 31, 1995, the loans are Eurodollar loans, bearing interest at rates ranging from 7.56% to 8.0% (each including a marginal percentage of 2.0%). The Company was in compliance with all restrictive covenants and conditions as of December 31, 1995.


     The Company believes that cash generated by operations will be sufficient to meet its capital expenditure and debt service needs through 1998, while amounts available under the Revolving Credit Facility will provide the Company with additional flexibility to take advantage of acquisition opportunities that may arise. As a result of the Company's aggressive growth strategy, the Company will require alternate financing arrangements in order to repay the amounts outstanding under its Revolving Credit Facility upon maturity.

     The Company analyzes cash flows from operations to evaluate its ability to service its debt and finance its operations and capital expenditures. The Company generated cash flows from operating activities in the amounts of $9,635,000, $4,617,000 and $4,353,000 in 1995, 1994 and 1993, respectively. The
Company's capital expenditures totalled $8,331,000, $3,117,000 and $4,090,000 in 1995, 1994 and 1993, respectively

(excluding acquisitions of golf courses). In 1993 the Company sold approximately $2,000,000 of redeemable convertible preferred stock to fund repayments of debt and used excess cash, seller financing and loans from a stockholder to finance acquisitions.


     At December 31, 1995, the Company had a net operating loss carryforward of $12,350,000, which expires in 2003 to 2009, available to offset future taxable income. Accordingly, the Company does not anticipate paying any federal income taxes in the next several years. Income tax expense incurred in 1995 consists solely of state income taxes.

     It has been the Company's practice to lease golf carts and certain turf maintenance equipment under leases which are capitalized for financial reporting purposes. The Company typically invests in new golf carts upon the purchase or lease of a golf course. As of December 31, 1995, the Company had financed $7,431,000 of assets under capital leases.

NEWLY ISSUED ACCOUNTING STANDARDS


     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), which establishes a fair value based method of accounting for stock-based compensation plans. Entities are encouraged to adopt all provisions of Statement No. 123 and are required to comply with the disclosure requirements of Statement No. 123. Statement No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of Statement No. 123 as of January 1, 1996 did not have a material effect on the consolidated financial condition or operating results of the Company, as the Company did not adopt the value based measurement concept.


     The FASB has also issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reevaluates the carrying amounts of its long-lived assets and the related depreciation and amortization periods as discussed in the notes to the Company's Consolidated Financial Statements. The adoption of Statement No. 121 as of January 1, 1996 did not have a material effect on the Company's consolidated financial condition or operating results.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from "Selected Consolidated Financial Data" expressed as a percentage of operating revenue and the percentage change in the dollar amounts of such items compared to the prior period.


                                           Percentage of Operating Revenue          Percentage Increase (Decrease)
                                          --------------------------------         --------------------------------
                                             Years Ended December 31,                  Years Ended December 31,
                                          --------------------------------         --------------------------------
                                           1995         1994         1993          1994 to 1995        1993 to 1994
                                           ----         ----         ----          ------------        ------------
Operating revenue                         100.0 %      100.0 %      100.0 %            64.7%               26.8 %
Costs and expenses:
  Operating expenses                       80.7         78.6         77.5              69.1                28.6
  Depreciation and amortization             8.6          9.9         10.6              43.1                17.5
  Other expense                             0.0          0.0          0.9               *                   *
                                          -----        -----        -----
    Total costs and expenses               89.3         88.5         89.0              66.2                26.0
                                          -----        -----        -----
    Operating income                       10.7         11.5         11.0              53.5                32.9
Interest expense, net                       6.4          8.2         12.6              27.4               (16.8)
                                          -----        -----        -----
  Income (loss) before income
     taxes and extraordinary item           4.3          3.3         (1.6)              *                   *
Income taxes                                0.1          0.1          0.1               *                  (3.8)
                                          -----        -----        -----
  Income (loss) before
     extraordinary item                     4.2          3.2         (1.7)              *                   *
 Extraordinary item                         0.0          5.4          0.0               *                   *
                                          -----        -----        -----
   Net income (loss)                        4.2 %       (2.2) %      (1.7) %            *                 (69.6)
                                          =====        =====        =====
- - -----------

 *  Percentages exceed 100%.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994


     Operating revenue increased by 64.7%, to $80,190,000 in 1995 from $48,682,000 in 1994. Revenue from each of the five major operating revenue categories (green fees and practice facility fees, dues and initiation fees, golf cart rentals, food and beverage sales and pro shop sales) increased, primarily due to the golf courses acquired in 1995 and 1994. As the Company's 1994 acquisitions were not purchased or leased until the fourth quarter of 1994, these courses did not contribute significantly to the Company's total operating revenue in 1994. Excluding the courses acquired in 1995 and 1994, the Company's operating revenue increased by $1,790,000 in 1995 from 1994, primarily as a result of a $1,287,000, or 7.3%, increase in green fees and practice facility fees due to an increase in rates charged at certain of the Company's public courses. Additionally, food and beverage and pro shop sales at the existing courses increased by 2.3% and 6.5%, respectively as a result of increased banquet activities and marketing efforts. Dues and initiation fees at the existing courses increased 2.1%. These increases occurred despite (i) generally adverse weather conditions in several of the Company's markets during 1995 and
(ii) negative effects of decreased participation rates in the industry. According to the NGF, the overall golf participation rate has decreased in recent years, from 12.0% in 1989 to 11.4% in 1994. However, over the next several years, the Company expects to see a rebound in the overall participation rates for golfing due to continued growth in the number of golf courses as well as supporting demographic trends, such as aging baby boomers. Over the next five years, the population of the 40-49 and 50-59 age groups are expected to grow by 14% and 21%, respectively.


     Operating expenses include payroll; cost of food and beverage and pro shop merchandise sold; supplies, maintenance and repairs; rent; utilities; insurance; property and other taxes; advertising and promotion and other general and administrative expenses. Operating expenses increased by 69.1% to $64,733,000 in 1995 from $38,288,000 in 1994. This increase was primarily attributable to the golf courses purchased or leased during 1995 and 1994. Operating expenses as a percentage of operating revenue increased to 80.7% in 1995 from 78.6% in 1994. Excluding the courses purchased or leased during 1995 and 1994, the Company's operating expenses increased by 10.4%. These increases were primarily a result of increased acquisition activity, advertising and promotion, and costs associated with being publicly held. Additionally, cost of food and beverage and pro shop merchandise sold at the existing courses increased by 2.4% and 2.1%, respectively, consistent with the related increases in revenues.

     Depreciation and amortization expense increased by 43.1%, to $6,871,000 in 1995 from $4,802,000 in 1994 due to the Company's newly purchased courses and initial capital expenditures required at a few of its newly leased courses. Depreciation and amortization expense as a percentage of operating revenue decreased to 8.6% in 1995 from 9.9% in 1994.


     Operating income increased by 53.5%, to $8,586,000 in 1995 from $5,592,000 in 1994 as a result of the golf courses acquired in 1995 and 1994.

     Net interest expense increased by 27.4%, to $5,090,000 in 1995 from $3,996,000 in 1994, as a result of additional borrowings made to fund the Company's purchases of golf courses in 1995 and 1994.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993


     Operating revenue increased by 26.8%, to $48,682,000 in 1994 from $38,404,000 in 1993. Revenue from each of the five major operating revenue categories increased, primarily due to the six golf courses that were purchased and leased in 1993. As the Company's 1994 acquisitions were not purchased or leased until the fourth quarter of 1994, these courses did not contribute significantly to the Company's total operating revenue in 1994. Excluding the courses acquired in 1994 and 1993 and the practice facility whose lease was terminated during 1993, the Company's operating revenue increased by $405,000 in 1994 from 1993.

     Operating expenses includes payroll; cost of food and beverage and pro shop merchandise sold; supplies, maintenance and repairs; rent; utilities; insurance; property and other taxes; advertising and promotion and other general and administrative expenses. Operating expenses increased by 28.6% to $38,288,000 in 1994 from

$29,772,000 in 1993. This increase was attributable to the golf courses purchased or leased during 1994 and 1993 and was offset by $684,000 of operating expenses associated with a terminated practice facility lease in 1993 and the $347,000 cost of relocating the Company's corporate office from Los Angeles to Dallas in 1993. Excluding the courses purchased or leased during 1994 and 1993, the terminated practice facility and the cost of relocating the Company's corporate office, the Company's operating expenses remained flat. Operating expenses as a percentage of operating revenue increased to 78.6% in 1994 from 77.5% in 1993, reflecting an increase in rent expense as a result of a higher percentage of leased courses contributing to the Company's operations in 1994 and higher rent expense generally associated with newer leases.


     Depreciation and amortization expense increased by 17.5%, to $4,802,000 in 1994 from $4,089,000 in 1993. During 1994, the Company changed its depreciable life for certain golf carts from six to four years. The effect of this change increased depreciation and amortization expense by approximately $338,000 in 1994. Additionally, depreciation and amortization expense in 1993 includes $211,000 of amortization of consulting, confidentiality and noncompete agreements recorded in connection with the 1991 Recapitalization. Excluding these amounts in 1994 and 1993, depreciation and amortization expense as a percentage of operating revenue decreased to 9.2% in 1994 from 10.1% in 1993, reflecting a lower proportion of owned courses, which resulted in a relatively lower depreciable asset base.

     Other expense of $334,000 in 1993 represents a non-recurring charge in connection with the early termination of a practice facility lease with an affiliated party.

     Operating income increased by 32.9%, to $5,592,000 in 1994 from $4,209,000 in 1993. Operating income in 1993 includes $347,000 of corporate relocation expenses, $211,000 of amortization expense associated with the 1991 Recapitalization, a $334,000 non-cash charge associated with the early termination of the leased facility and a $347,000 operating loss on the terminated leased facility.

     Net interest expense decreased by 16.8%, to $3,996,000 in 1994 from $4,801,000 in 1993. This decrease is a result of the reduction of interest expense associated with the debt retired in connection with the initial public offering, offset by interest expense of $474,000 attributable to additional borrowings in 1994 and an increase in the adjustment to the carrying value of certain secured debt retired in connection with the Company's initial public offering to $286,000 in 1994 from $50,000 in 1993.

     The extraordinary item in 1994 consists of prepayment penalties of $1,971,000 associated with the early retirement of debt in connection with the initial public offering and the write off of $667,000 of debt issuance costs related to the debt retired.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements of GEI attached hereto and listed in "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TO THE REGISTRANT

DIRECTORS


    Name                     Age   Director Since   Term Expires
    ----                     ---   --------------   ------------
  Bryan C. Cressey            46       1991            1997
  Robert H. Williams          52       1991            1996
  James E. Bertelsmeyer       53       1994            1996
  Thomas R. Devlin            48       1991            1998
  Joseph P. Nolan             31       1994            1998

     Bryan C. Cressey has been Chairman of the Board of the Company since March 1991. He is also a principal in Golder, Thoma, Cressey, Rauner, Inc. ("GTCR"), a private equity investing firm, and for the past sixteen years has been a general partner of Golder, Thoma, Cressey, Rauner, L.P. ("GTCR L.P."). He is also the chairman of the board of directors of Cable Design Technologies Corporation and a director of Paging Network, Inc., each of which is unaffiliated with the Company.

     Robert H. Williams has been President, Chief Executive Officer and a director of the Company since March 1991. Mr. Williams was president and chief executive officer of American Golf Corporation from 1983 to 1991.

     James E. Bertelsmeyer has been a director of the Company since April 1994. Mr. Bertelsmeyer has been chairman of the board and chief executive officer of Heritage Propane Corporation, a propane gas distributor, since 1989. An investment affiliate of GTCR L.P. is a significant stockholder of Heritage Propane Corporation.

     Thomas R. Devlin has been a director of the Company since March 1991. Since 1987, Mr. Devlin has been the president, chairman and sole stockholder of Devlin Management, Inc., a private investment company which oversees investments in numerous public and private businesses made by various affiliated entities, including Devlin Golf, Inc. ("Devlin Golf"), a stockholder of the Company.

     Joseph P. Nolan has been a director of the Company since March 1994 and an associate of GTCR since February 1994. From 1990 to 1994, Mr. Nolan held the positions of vice president and associate in the investment banking department of Dean Witter Reynolds Inc. From 1986 to 1989, Mr. Nolan was a senior consultant at Coopers & Lybrand.

EXECUTIVE OFFICERS


      Name                    Age   Position
      ----                    ---   --------
   Robert H. Williams          52   President and Chief Executive Officer
   Stephen D. Lambert          52   Executive Vice President of Acquisitions
   Steven R. Reynolds          41   Senior Vice President of Acquisitions and Secretary
   Joe R. Munsch               44   Senior Vice President of Operations
   John H. Berndsen            39   Vice President, Chief Financial Officer and Treasurer
   Michael D. Mitzner          42   Senior Vice President of Acquisitions

     In addition to Mr. Robert H. Williams, whose biographical information appears above, the following people are executive officers of the Company as of December 31, 1995:

     Stephen D. Lambert has been Executive Vice President of Acquisitions of the Company since January 1996. Prior to that time, Mr. Lambert served the Company as Senior Vice President of Operations since March 1991. Mr. Lambert held that same position with the Company's predecessor since 1981.

     Steven R. Reynolds has been Senior Vice President of Acquisitions and Secretary of the Company since October 1994. Prior to that time, Mr. Reynolds served the Company as Vice President, Chief Financial Officer, Treasurer and Secretary since March 1991, and he held the same positions with the Company's predecessor since 1989.

     Joe R. Munsch has been Senior Vice President of Operations since May 1995. Mr. Munsch joined the Company from Club Corporation of America, where he held diverse positions since 1976, including Executive Vice President of Development, President of Purchasing and Design and President of CCA Financial Corporation.

     John H. Berndsen has been Vice President, Chief Financial Officer and Treasurer of the Company since October 1994. Mr. Berndsen joined the Company from KPMG Peat Marwick LLP where he had been the audit partner serving the Company. Mr. Berndsen was with KPMG Peat Marwick LLP since 1979.

     Michael D. Mitzner has been Senior Vice President of Acquisitions of the Company since April 1994. Prior to joining the Company, Mr. Mitzner served as president of Eagle Golf, Inc., a golf management company, which he co-founded in 1986.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Common Stock are required to report to the Securities and Exchange Commission their initial ownership of the Common Stock and any subsequent changes in that ownership. Specific due dates of these reports have been established, and the Company is required to disclose any failure to file these reports on a timely basis. To the Company's knowledge and based solely on its review of copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, all of these requirements have been satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company's executive compensation program is administered by the Compensation Committee. The Board of Directors designates the members and the Chairman of the committee. The Compensation Committee is comprised of directors who are not employees of the Company.

SUMMARY COMPENSATION TABLE

     The following table sets forth the 1995, 1994 and 1993 compensation paid to the Company's CEO and the four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 during 1995 (the "Named Executive Officers").


                                                                                         Long Term Compensation
                                                                                 --------------------------------------
                                               Annual Compensation                         Awards                Payouts
                                       ------------------------------------      ---------------------------    -------
                                                                                                Securities                All Other
                                                               Other Annual      Restricted     Underlying      LTIP      Compen-
     Name and              Fiscal      Salary        Bonus     Compensation        Stock        Options/SARs    Payouts    sation
  Principal Position        Year        ($)           ($)          ($)            Award(s)      (#)             ($)        ($) (1)
- - -----------------------    ------     --------     -------     ------------       --------      ------------    -------   ---------
Robert H. Williams,         1995      $205,000     $75,000          --              --                --          --      $    --
President and Chief         1994      195,000       50,000          --              --                --          --       29,050
Executive Officer           1993      194,911       50,000          --              --                --          --        1,740


Stephen D. Lambert,         1995      162,000       35,000          --              --                --          --          585
Executive Vice Pres-        1994      157,000       30,000          --              --              40,000        --       13,299
ident of Acquisitions       1993      157,059       30,000          --              --                --          --        5,817


Steven R. Reynolds,         1995      125,000      135,000          --              --                --          --        2,422
Senior Vice President       1994      118,405       45,000          --              --              76,826        --        3,683
of Acquisitions and         1993      103,101       25,000          --              --                --          --       11,348
Secretary


Joe R. Munsch,              1995      124,754           --          --              --             100,000        --           --
Senior Vice President       1994           --           --          --              --                --          --           --
of Operations               1993           --           --          --              --                --          --           --


John H. Berndsen            1995      152,200       12,500          --              --                --          --           --
Vice President, Chief       1994       34,368           --          --              --             100,000        --           --
Financial Officer           1993           --           --          --              --                --          --           --
and Treasurer

 ____________________
(1) Amounts in 1995 consist of contributions by the Company to the Company's 401(k) plan.

OPTION GRANTS DURING 1995 FISCAL YEAR

     The following table sets forth information regarding options to purchase the Company's Common Stock granted by the Company to its Named Executive Officers during 1995.


                                              Individual Grants
                       ---------------------------------------------------------------
                                                                                            Potential Realizable Value at
                       Number of     % of Total                                               Assumed Annual Rates of
                       Securities    Stock Options                                          Stock Price Appreciation for
                       Underlying    Granted to                                                   Option Term (1)
                       Options       Employees in    Exercise Price                         -----------------------------
       Name            Granted(#)    Fiscal Year       ($/Share)       Expiration Date      5% ($)           10% ($)
- - -------------------    ----------    -------------   --------------    ---------------      -------         ---------
Robert H. Williams         --            --          --                     --                --                --
Stephen D. Lambert         --            --          --                     --                --                --
Steven R. Reynolds         --            --          --                     --                --                --
Joe R. Munsch          100,000 (2)      100%         $11.25 (3)         May 24, 2005        $707,506        $1,792,960
John H. Berndsen           --            --          --                     --                --                --

___________________
(1) The assumed annual rates of appreciation for the option term (10 years) in the table are shown for illustrative purposes only pursuant to applicable Securities and Exchange Commission requirements. Actual values realized on stock options are dependent on actual future performance of the Common Stock, among other factors. Accordingly, the amounts shown may not necessarily be realized.

(2) Represents options to purchase shares of Common Stock granted under the Company's 1995 Stock Option Plan (the "1995 Option Plan"). All such options vest as to 20% of the shares on the date of grant and become exercisable with respect thereto six months after the date of grant, and thereafter vest and become exercisable at the rate of 20% of the shares on each anniversary of the date of grant. The options expire ten years from the date of grant except that the options may expire earlier upon the termination of employment with the Company. The options are not transferable except by will or by the applicable laws of descent and distribution.

(3) The exercise price of these options was based on the fair market value on the date of grant.

OPTION EXERCISES DURING 1995 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table provides information related to options exercised by the Named Executive Officers during 1995 and the number and value of options held at December 31, 1995. The Company does not have any outstanding stock appreciation rights.


                                                                 Number of Securities           Value of Unexercised
                                                                Underlying Unexercised             In-the-Money
                                                                   Options/SAR's at              Options/SAR's at
                                                               December 31, 1995 (#) (1)     December 31, 1995 ($) (2)
                                                              ---------------------------   ---------------------------
                            Shares Acquired       Value
          Name              on Exercise (#)     Realized ($)  Exercisable   Unexercisable   Exercisable   Unexercisable
- - -------------------------   ---------------    -----------    -----------   -------------   -----------   -------------
Robert H. Williams (3)            --                --          525,285          --             --              --
Stephen D. Lambert (4)            --                --           81,872          24,000      $109,326           --
Steven R. Reynolds (5)            --                --           53,406          42,994         --              --
Joe R. Munsch (6)                 --                --           20,000          80,000         --              --
John H. Berndsen (7)              --                --           40,000          60,000         --              --

 ___________________
(1) Options will fully vest and become exercisable simultaneously with the consummation of a sale of the Company.

(2) Value is calculated on the basis of the difference between the option exercise price and the closing price of Common Stock as of December 29, 1995 multiplied by the number of shares of Common Stock underlying the option. On December 29, 1995, the closing price of the Common Stock as reported on the Nasdaq Stock Market was $7.25.

(3) Issued pursuant to the Company's 1991 Stock Option Plan. Options have an exercise price of $8.62.

(4) Includes 41,728 options (with an exercise price of $4.63) issued by the Company in exchange for the surrender of their predecessor company options, 24,144 options (with an exercise price of $8.62) issued pursuant to the Company's 1991 Stock Option Plan, and 40,000 options (with an exercise price of $12.00) issued pursuant to the Company's 1994 Stock Option Plan.

(5) Includes 46,400 options (with an exercise price of $8.62) issued pursuant to the Company's 1991 Stock Option Plan, and 50,000 options (with an exercise price of $12.00) issued pursuant to the Company's 1994 Stock Option Plan.

(6) Issued pursuant to the Company's 1995 Stock Option Plan. Options have an exercise price of $11.25.

(7) Issued pursuant to the Company's 1994 Stock Option Plan. Options have an exercise price of $12.23.

COMPENSATION OF DIRECTORS

     Directors who are also officers of the Company receive no additional compensation for their services as directors. Directors who are not officers receive an attendance fee of $1,000 for each meeting of the Board of Directors and $500 for each meeting of a committee of the Board of Directors. Directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with such meetings.

EMPLOYMENT, NONCOMPETE AND SEVERANCE AGREEMENTS

     Each of Mr. Williams and Mr. Lambert entered into an employment agreement with the Company on March 25, 1991. Mr. Williams' employment agreement continues until (i) his resignation, death or disability or other incapacity or (ii) the Board of Directors elects to terminate his employment with or without cause. If the agreement is terminated and if the Company elects to continue to pay Mr. Williams' base salary for a period of twelve months, then in such case Mr. Williams may not, for such twelve-month period, directly or indirectly engage in any business in competition with the Company in any geographic area in which the Company engages in or plans to engage in business, and Mr. Williams may not disclose any confidential information concerning the Company. The base salary under this employment agreement may be established by the Compensation Committee from time to time. Based upon his performance and the results of Company operations, the Compensation Committee, in its discretion, may award Mr. Williams a bonus of up to 50% of his base salary.

     Mr. Lambert's employment agreement continues until (i) his resignation, death or disability or other incapacity or (ii) the Board of Directors elects to terminate his employment with or without cause. The base salary under this employment agreement may be established by the Compensation Committee from time to time. If the agreement is terminated, Mr. Lambert may not for a period of two years (i) directly or indirectly engage in any business in competition with the Company in any geographic area in which the Company engages in or plans to engage in business, (ii) disclose any confidential information concerning the Company or (iii) solicit any employees, customers or suppliers of the Company.

     Mr. Berndsen entered into a severance agreement with the Company upon his employment in October 1994. The agreement states that the Company will pay severance compensation to Mr. Berndsen in an amount equal to twelve months base compensation in the event his employment with the Company terminates for any reason other than his death, disability, retirement with the approval of the Board of Directors or the Compensation Committee, resignation or discharge for cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors is currently composed of Messrs. Cressey, Bertelsmeyer and Nolan, none of whom are executive officers of the Company.

     During 1995, there were no interlocking relationships between any executive officers of the Company and any entity whose directors or executive officers serve on the Compensation Committee, nor did any officers of the Company serve on the Compensation Committee.

     In 1993, Golder, Thoma, Cressey Fund III Limited Partnership ("GTC Fund III") and the Company entered into a loan agreement pursuant to which GTC Fund III loaned the Company $1,825,000 to facilitate the Company's acquisition of a golf course. Upon closing of the initial public offering, the Company repaid the note.

     Also in connection with the initial public offering, the Company's redeemable preferred stock was converted to 2,535,074 shares of Common Stock and accrued dividends on such redeemable preferred stock were paid by delivery of 435,190 shares of Common Stock. Golder, Thoma, Cressey Fund II ("GTC Fund II") received 1,420,270 shares of Common Stock in exchange for its shares of redeemable preferred stock and in payment of $2,235,961 of accrued dividends thereon. GTC Fund III received 1,266,557 shares of Common Stock in exchange for its shares of redeemable preferred stock and in payment of $2,415,968 of accrued dividends thereon.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of April 25, 1996 (i) by each stockholder who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) by each director, (iii) by each Named Executive Officer and (iv) by all executive officers and directors as a group. Except as otherwise indicated, each named beneficial owner has sole voting and investment power with respect to the shares listed.


                                                            Shares          Percent
                                                         Beneficially    Beneficially
Name of Beneficial Owner                                  Owned (1)         Owned
- - ------------------------                                 ------------    ------------

GTC Fund II.............................................   1,557,710         23.66%
 6100 Sears Tower, Chicago, IL  60606

GTC Fund III............................................   1,266,557         19.23
 6100 Sears Tower, Chicago, IL  60606

Wellington Management Company (2).......................     641,500          9.74
 75 State Street, Boston, MA  02109

Williams Family Trust (3)...............................     601,077          8.45
 c/o Robert H. Williams, 1603 LBJ Freeway,
 Suite 810, Dallas, TX 75234

Leeway & Co. (4)........................................     445,931          6.77
 State Street Bank as Trustee, 1 Enterprise Dr.,
 North Quincy, MA  02171

Bryan C. Cressey (5)....................................   2,824,267         42.89
 6100 Sears Tower, Chicago, IL 60606

Robert H. Williams (6)..................................     601,077          8.45
 1603 LBJ Freeway, Suite 810, Dallas, TX 75234

Thomas R. Devlin (7)....................................     133,833          2.03

Stephen D. Lambert (8)..................................     135,252          2.03

Steven R. Reynolds (9)..................................      69,219          1.04

John H. Berndsen (10)...................................      40,000          *

Joe R. Munsch (11)......................................      40,000          *

James E. Bertelsmeyer (12)..............................      12,000          *

Joseph P. Nolan.........................................         300          *

All directors and officers as a group
 (ten persons) (13).....................................   3,857,648         52.40%

- - -------------
* Less than 1%

(1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners.

(2) These shares are owned by various investment advisory clients of Wellington Management Company, which is deemed a beneficial owner of such shares by virtue of its capacity as investment advisor to such clients.

(3)  Includes 525,285 shares subject to presently exercisable options.

(4) Leeway & Co. is a nominee partnership for the AT&T Master Pension Trust, which is the beneficial owner of, and has sole voting and investment power with respect to, such shares.

(5) All such shares are held by GTC Fund II and GTC Fund III, of which GTCR L.P. is the general partner. Mr. Cressey is a general partner of GTCR L.P., but disclaims beneficial ownership of such shares of Common Stock.

(6) All shares are held of record by the Williams Family Trust, of which Mr. Williams is a trustee and may be deemed to share voting and investment power.

(7) Includes 8,916 shares subject to presently exercisable options. All shares are held of record by Devlin Golf, Inc. Mr. Devlin, a director of the Company, is a director and majority stockholder of Devlin Golf, Inc., and may be deemed to share voting and investment power as to all shares owned by Devlin Golf, Inc.


(8) Includes 89,872 shares subject to options exercisable within 60 days of April 25, 1996.


(9) Includes 66,874 shares subject to options exercisable within 60 days of April 25, 1996.


(10) Includes 40,000 shares subject to options exercisable within 60 days of April 25, 1996.


(11) Includes 40,000 shares subject to options exercisable within 60 days of April 25, 1996.


(12) Includes 6,000 shares subject to options exercisable within 60 days of April 25, 1996.


(13) Includes 776,947 shares subject to options exercisable within 60 days of April 25, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Williams issued a promissory note to the Company for the purchase of redeemable preferred stock of the Company in March 1991. In connection with the Company's initial public offering in July 1994, such redeemable preferred stock was converted to Common Stock. The note has a principal amount of $400,000, bears interest at 9% and matures on March 25, 2001.

     See "Compensation Committee Interlocks and Insider Participation" above for transactions between the Company and certain directors.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a),(d)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements included elsewhere herein. All financial statement schedules have been omitted because the required information is shown in the Company's Consolidated Financial Statements or notes thereto or they are not applicable.

(b)       REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on August 8, 1995 and a Form 8-K/A on September 11, 1995 related to the Company's acquisition of Willow Fork Country Club ("Willow Fork"). Included in the Form 8-K/A were audited financial statements of Willow Fork for the years ended December 31, 1994 and 1993, unaudited financial statements of Willow Fork for the six months ended June 28, 1995 and June 30, 1994 and unaudited pro forma financial information for the Company for the six months ended June 30, 1995 and the year ended December 31, 1994.

     SUBSEQUENT REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on February 6, 1996 related to the Company's signing of a definitive asset purchase agreement and plan of merger with NGP and an affiliate of American Golf Corporation.

(c)    EXHIBITS

 2.1 Asset Purchase Agreement and Agreement and Plan of Merger by and among Golf Enterprises, Inc., National Golf Properties, Inc. and GEI Acquisition Corporation, dated February 2, 1996 (exhibit 2) (1)

 2.2 First Amendment to Asset Purchase Agreement and Agreement and Plan of Merger by and among Golf Enterprises, Inc., National Golf Properties, Inc. and GEI Acquisition Corporation, dated February 16, 1996 (2)

 3.1   Articles of Incorporation of Golf Enterprises, Inc. (exhibit 4.1) (3)

 3.2   Bylaws of Golf Enterprises, Inc. (exhibit 4.2) (3)

10.1 Promissory Note dated December 31, 1986 issued by Shandin Hills Golf Club to the Redevelopment Agency of the City of San Bernardino, California. (exhibit 10.45) (4)

10.3 Stock Option Agreement dated March 25, 1991 between Golf Enterprises, Inc. and Devlin Golf, Inc. (exhibit 10.47) (4)

10.7 Promissory Note dated September 15, 1993 issued by Golf Enterprises, Inc. to James G. Jackson and Sheila J. Smith. (exhibit 10.56) (4)

10.9 Modification Agreement dated April 13, 1994 between GTC Fund III and Golf Enterprises, Inc. (exhibit 10.60) (4)

10.11 First Amendment to Modification Agreement dated June 22, 1994 between GTC Fund III and Golf Enterprises, Inc. (exhibit 10.60.1) (4)

10.13 Purchaser Conversion and Consent Agreement dated April 13, 1994 between Golf Enterprises, Inc. and Leeway & Co. (exhibit 10.61) (4)

10.15 First Amendment to Purchaser Conversion and Consent Agreement dated June 22, 1994 by and between Golf Enterprises, Inc. and Leeway & Co. (exhibit 10.61.1) (4)

10.17 Stockholders Conversion and Consent Agreement dated April 13, 1994 among Golf Enterprises, Inc., GTC Fund II, GTC Fund III, Williams Family Trust, Devlin Golf, Inc., S. Lambert, S. Reynolds, Leeway & Co. and R. Hubbard. (exhibit 10.62) (4)

10.19 First Amendment to Stockholders Conversion and Consent Agreement dated June 22, 1994 among Golf Enterprises, Inc., GTC Fund II, GTC Fund III, Williams Family Trust, Devlin Golf, Inc., S. Lambert, S. Reynolds, Leeway & Co. and R. Hubbard. (exhibit 10.62.1) (4)

10.21 Registration Waiver and Amendment Agreement dated April 13, 1994 among Golf Enterprises, Inc., GTC Fund II, GTC Fund III, Leeway & Co., Williams Family Trust, E.C. Burns, S. Reynolds, S. Lambert, Devlin Golf, Inc., J. Colbert, R. Hubbard, K. Kochsiek, G. Zimmermann, R. Fogler and J. Barber. (exhibit 10.63) (4)

10.23 First Amendment to Registration Waiver and Amendment Agreement dated June 22, 1994 among Golf Enterprises, Inc., GTC Fund II, GTC Fund III, Leeway & Co., Williams Family Trust, E.C. Burns, S. Reynolds, S. Lambert, Devlin Golf, Inc., J. Colbert, R. Hubbard, K. Kochsiek, G. Zimmermann, R. Fogler and J. Barber. (exhibit 10.63.1) (4)

10.25 Credit Agreement dated July 20, 1994 among Golf Enterprises, Inc., Bankers Trust Company; Bank One, Arizona, NA; Bank One, Texas, N.A.; First Interstate Bank of Texas N.A.; and Girocredit Bank, A.G. Der Sparkassen, Grand Cayman Island Branch. (exhibit 10.2) (5)

10.27 First Amendment to Credit Agreement dated February 16, 1995 by and among Golf Enterprises, Inc., Bankers Trust Company; Bank One, Texas, N.A.; Comerica Bank - Texas; First Interstate Bank of Texas N.A.; Giro Credit Bank; NBD Bank; and Shawmut Bank Connecticut, N.A. (exhibit 10.27) (6)

10.28 Second Amendment to Credit Agreement dated June 22, 1995 by and among Golf Enterprises, Inc., Bankers Trust Company; Bank One, Texas, N.A.; Comerica Bank - Texas; First Interstate Bank of Texas N.A.; Giro Credit Bank; NBD Bank; and Shawmut Bank Connecticut, N.A. (2)

10.29 Third Amendment to Credit Agreement dated December 5, 1995 by and among Golf Enterprises, Inc., Bankers Trust Company; Bank One, Texas, N.A.; Comerica Bank - Texas; First Interstate Bank of Texas N.A.; Giro Credit Bank; NBD Bank; and Shawmut Bank Connecticut, N.A. (2)

10.30 The Agreement of Purchase and Sale dated August 18, 1994 by and among Golf Enterprises, Inc. and Par-Mee Development Corporation, William E. Parker, Carolyn S. Parker and Kristal L. Parker (Bent Tree Golf Club). (exhibit 10.1) (5)

10.31 Stock Purchase and Sale Agreement dated December 20, 1994 by and between James E. Sowell, Keith D. Martin, Paul J. Daly, Susan C. Martin and Steven T. Hukill as Sellers and Golf Enterprises, Inc. as Buyer (Woodhaven Country Club). (exhibit 1) (7)

10.33 Stock Purchase and Sale Agreement dated December 20, 1994 by and between James E. Sowell, Keith D. Martin, Paul J. Daly, Susan C. Martin, Robert
       H. McDole and Steven T. Hukill as Sellers and Golf Enterprises, Inc. as Buyer (Oakridge Country Club). (exhibit 2) (7)

10.35 Stock Purchase and Sale Agreement dated December 20, 1994 by and between James E. Sowell, Keith D. Martin, Paul J. Daly, Susan C. Martin, Robert
       H. McDole and Steven T. Hukill as Sellers and Golf Enterprises, Inc. as Buyer (Pinery Country Club and Diamond Oaks Country Club). (exhibit 3)
       (7)

10.37 Asset Purchase and Sale Agreement dated December 20, 1994 by and between Great Southwest Golf Club I Limited Partnership as Seller and Golf Enterprises, Inc. as Buyer (Great Southwest Golf Club). (exhibit 4) (7)

10.38 The Agreement of Purchase and Sale By and Between Golf Enterprises, Inc. and Wheatstone Development Company, dated June 29, 1995 (Willow Fork Country Club). (exhibit 1) (8)

10.40  Golf Enterprises, Inc. 1991 Stock Option Plan. (exhibit 10.50) (4)

10.41 Promissory Note dated March 25, 1991 issued by Robert H. Williams to Golf Enterprises, Inc. (exhibit 10.44) (4)

10.43 Stock Option Agreement dated March 25, 1991 between Golf Enterprises, Inc. and Stephen D. Lambert. (exhibit 10.46) (4)

10.45 Employment Agreement dated March 25, 1991 by and between Golf Enterprises, Inc. and Robert H. Williams. (exhibit 10.48) (4)

10.47 Employment Agreement dated March 25, 1991 by and between Golf Enterprises, Inc. and Stephen D. Lambert. (exhibit 10.49) (4)

10.49  Golf Enterprises, Inc. 1994 Stock Option Plan. (exhibit 10.64) (4)

10.50  Golf Enterprises, Inc. 1995 Stock Option Plan. (2)

10.51 Severance Agreement dated November 2, 1994 by and between Golf Enterprises, Inc. and John H. Berndsen. (exhibit 5.1) (6)

11.1   Computation of Net Income (Loss) Per Common Share. (2)

21.1   List of Subsidiaries of Golf Enterprises, Inc. (2)

23.3   Consent of KPMG Peat Marwick LLP (2)

- - -----------------------------------
(1) Incorporated herein by reference to the designated exhibit of the Company's Form 8-K dated February 6, 1996.


(2) Incorporated herein by reference to the designated exhibit of the Company's Form 10-K dated March 5, 1996.

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated July 3, 1995 (Registration No. 33-94302).

(4) Incorporated herein by reference to the designated exhibit of the Company's Registration Statement on Form S-1 dated July 13, 1994 (Registration No. 33-77706).

(5) Incorporated herein by reference to the designated exhibit of the Company's Form 10-Q for the quarterly period ended June 30, 1994.

(6) Incorporated herein by reference to the designated exhibit of the Company's Form 10-K for the fiscal year ended December 31, 1994.

(7) Incorporated herein by reference to the designated exhibit of the Company's Form 8-K dated January 13, 1995.

(8) Incorporated herein by reference to the designated exhibit of the Company's Form 8-K dated August 8, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Golf Enterprises, Inc.


June 20, 1996                   By: /s/ ROBERT H. WILLIAMS
                                    _____________________________________
                                    Robert H. Williams
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                              Capacity                         Date
- - ----                              --------                         ----


/s/ BRYAN C. CRESSEY            Chairman of the Board             June 20, 1996
- - ---------------------------
Bryan C. Cressey



/s/ ROBERT H. WILLIAMS          Director, President and Chief     June 20, 1996
- - ---------------------------     Executive Officer (principal
Robert H. Williams              executive officer)




/s/ JAMES E. BERTELSMEYER       Director                          June 20, 1996
- - ---------------------------
James E. Bertelsmeyer



/s/ THOMAS R. DEVLIN            Director                          June 20, 1996
- - ---------------------------
Thomas R. Devlin


/s/ JOSEPH P. NOLAN             Director                          June 20, 1996
- - ---------------------------
Joseph P. Nolan


/s/ JOHN H. BERNDSEN            Vice President, Chief Financial   June 20, 1996
- - ---------------------------     Officer and Treasurer (principal
John H. Berndsen                accounting and financial officer)


                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
GEI CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report............................................ F-2
  Consolidated Balance Sheets as of December 31, 1995 and 1994............ F-3
  Consolidated Statements of Operations for the Years Ended December 31,
   1995, 1994 and 1993.................................................... F-4
  Consolidated Statements of Stockholders' Equity (Deficit) for the Years
   Ended December 31, 1995, 1994 and 1993................................. F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1995, 1994 and 1993.................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Golf Enterprises, Inc.:

  We have audited the accompanying consolidated balance sheets of Golf Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Dallas, Texas
February 23, 1996

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  1,286  $  4,723
  Accounts and notes receivable, net (note 2(i))...........    8,777     4,161
  Inventories..............................................    3,092     2,273
  Prepaid expenses.........................................    1,765     1,264
                                                            --------  --------
    Total current assets...................................   14,920    12,421
Property and equipment, net (note 4).......................   95,733    79,660
Debt issuance costs, net...................................    1,149       979
Goodwill, net (notes 2(e) and 3(b))........................    3,881     4,007
Other assets, net (note 5).................................    6,179     5,827
                                                            --------  --------
                                                            $121,862  $102,894
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  4,000  $  1,965
  Accrued liabilities......................................    3,375     1,721
  Current portion of long-term debt (note 6)...............    2,297     1,739
  Current portion of deferred income.......................    4,292     1,630
                                                            --------  --------
    Total current liabilities..............................   13,964     7,055
Long-term debt, less current portion (note 6)..............   59,375    50,653
Deferred income, less current portion......................    1,782     2,110
Other long-term liabilities................................    1,029       907
Deferred income taxes (notes 3(b) and 7)...................    3,578     3,578
Stockholders' equity (notes 1(b), 8, 9, 10 and 11):
  Preferred stock, $1.00 par value; 5,000,000 shares
   authorized, none issued and outstanding.................      --        --
  Common stock, $.01 par value; 20,000,000 shares
   authorized, 6,489,412 and 6,475,932 shares issued and
   outstanding at December 31, 1995 and 1994,
   respectively............................................       65        65
  Additional paid-in capital...............................   60,488    60,332
  Accumulated deficit......................................  (17,999)  (21,386)
                                                            --------  --------
                                                              42,554    39,011
  Notes receivable from stockholders.......................     (420)     (420)
                                                            --------  --------
    Total stockholders' equity.............................   42,134    38,591
Commitments and contingencies (notes 6, 10, 12, 15 and 16)
                                                            --------  --------
                                                            $121,862  $102,894
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1995    1994     1993
                                                      ------- -------  -------
Operating revenue:
  Green fees and practice facility fees ............  $23,603 $17,835  $12,465
  Dues and initiation fees..........................   20,259   7,640    6,238
  Golf cart rentals.................................   12,321   9,139    7,923
  Food and beverage sales...........................   13,501   7,696    7,140
  Pro shop sales....................................    8,522   5,340    3,679
  Other, including management fees..................    1,984   1,032      959
                                                      ------- -------  -------
   Total operating revenue..........................   80,190  48,682   38,404
                                                      ------- -------  -------
Costs and expenses:
  Payroll and benefits:
   Services provided and rentals....................    9,735   5,890    4,174
   Food, beverage and pro shop......................    6,891   3,682    2,765
   Other............................................    7,107   4,242    3,784
  Cost of merchandise sold:
   Food and beverage................................    4,733   2,621    2,504
   Pro shop.........................................    5,833   3,745    2,460
  Depreciation and amortization.....................    6,871   4,802    4,089
  Rent (note 12)....................................    6,759   4,822    3,048
  Other (note 13)...................................   23,675  13,286   11,371
                                                      ------- -------  -------
                                                       71,604  43,090   34,195
                                                      ------- -------  -------
   Operating income.................................    8,586   5,592    4,209
Interest expense, net...............................    5,090   3,996    4,801
                                                      ------- -------  -------
   Income (loss) before income taxes and
    extraordinary item..............................    3,496   1,596     (592)
Income taxes (note 7)...............................      109      50       52
                                                      ------- -------  -------
   Income (loss) before extraordinary item..........    3,387   1,546     (644)
Extraordinary item--loss on early extinguishment of
 debt (notes 1(b) and 2(d)).........................      --   (2,638)     --
                                                      ------- -------  -------
   Net income (loss)................................    3,387  (1,092)    (644)
Preferred stock dividends and accretion to mandatory
 redemption value
 (note 1(b))........................................      --    1,234    1,745
                                                      ------- -------  -------
   Net income (loss) attributable to common
    stockholders....................................  $ 3,387 $(2,326) $(2,389)
                                                      ======= =======  =======
Per share data (note 2(m)):
  Income (loss) per common share before
   extraordinary item...............................  $  0.51 $  0.33  $ (0.09)
  Extraordinary item................................      --    (0.50)     --
                                                      ------- -------  -------
  Net income (loss) per common share................  $  0.51 $ (0.17) $ (0.09)
                                                      ======= =======  =======
  Weighted average number of common shares
   outstanding......................................    6,688   5,283    3,690
                                                      ======= =======  =======

          See accompanying notes to consolidated financial statements.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                            COMMON STOCK
                          ---------------- ADDITIONAL             NOTES RECEIVABLE      TOTAL
                           NUMBER           PAID-IN   ACCUMULATED       FROM        STOCKHOLDERS'
                          OF SHARES AMOUNT  CAPITAL     DEFICIT     STOCKHOLDERS   EQUITY (DEFICIT)
                          --------- ------ ---------- ----------- ---------------- ----------------
Balances at December 31,
 1992...................      429    $ 4    $    961   $(16,671)       $ --            $(15,706)
Preferred stock
 dividends and accretion
 to mandatory redemption
 value..................      --      --         --      (1,745)         --              (1,745)
Net loss................      --      --         --        (644)         --                (644)
                            -----    ---    --------   --------        -----           --------
Balances at December 31,
 1993...................      429      4         961    (19,060)         --             (18,095)
Preferred stock
 dividends and accretion
 to mandatory redemption
 value..................      --      --         --      (1,234)         --              (1,234)
Net loss................      --      --         --      (1,092)         --              (1,092)
Proceeds from issuance
 of common stock, net of
 offering costs of
 $1,243,000 (note
 1(b))..................    2,702     27      32,646        --           --              32,673
Conversion of debt to
 common stock (note
 1(b))..................      375      4       3,467        --           --               3,471
Conversion of redeemable
 convertible preferred
 stock to common stock
 (note 1(b))............    2,970     30      23,212        --          (420)            22,822
Compensation expense--
 stock options..........      --      --          46        --           --                  46
                            -----    ---    --------   --------        -----           --------
Balances at December 31,
 1994...................    6,476     65      60,332    (21,386)        (420)            38,591
Net income..............      --      --         --       3,387          --               3,387
Proceeds from exercise
 of stock options (note
 11(c)).................       13     --         130        --           --                 130
Compensation expense--
 stock options..........      --      --          26        --           --                  26
                            -----    ---    --------   --------        -----           --------
Balances at December 31,
 1995...................    6,489    $65    $ 60,488   $(17,999)       $(420)          $ 42,134
                            =====    ===    ========   ========        =====           ========

          See accompanying notes to consolidated financial statements.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1995      1994     1993
                                                  --------  --------  -------
Cash flows from operating activities--net cash
 provided by operating activities (note 14)...... $  9,635  $  4,617  $ 4,353
                                                  --------  --------  -------
Cash flows from investing activities:
  Capital expenditures...........................   (8,331)   (3,117)  (4,090)
  Proceeds from disposal of assets...............        3       231      --
  Acquisitions of golf courses, net of cash
   acquired (note 3).............................  (11,483)  (33,073)  (2,945)
                                                  --------  --------  -------
    Net cash used by investing activities........  (19,811)  (35,959)  (7,035)
                                                  --------  --------  -------
Cash flows from financing activities:
  Issuance of common stock, net..................      130    32,673      --
  Issuance of redeemable convertible preferred
   stock.........................................      --        --     2,209
  Proceeds from long-term debt...................   11,000    43,000    2,066
  Repayments of long-term debt...................   (3,931)  (37,570)  (2,544)
  Payment of prepayment penalty on long-term debt
   (note 1(b))...................................      --     (1,971)     --
  Debt issuance costs............................     (453)   (1,099)    (181)
  Other, net.....................................       (7)       (3)     148
                                                  --------  --------  -------
    Net cash provided by financing activities....    6,739    35,030    1,698
                                                  --------  --------  -------
Increase (decrease) in cash and cash
 equivalents.....................................   (3,437)    3,688     (984)
Cash and cash equivalents at beginning of
 year............................................    4,723     1,035    2,019
                                                  --------  --------  -------
Cash and cash equivalents at end of year......... $  1,286  $  4,723  $ 1,035
                                                  ========  ========  =======
Cash paid during the year for:
  Interest....................................... $  4,915  $  3,418  $ 3,889
                                                  ========  ========  =======
  Income taxes................................... $    112  $      3  $    53
                                                  ========  ========  =======


          See accompanying notes to consolidated financial statements.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL

 (a) Operations

  Golf Enterprises, Inc. (the "Company") owns, leases or contracts to manage daily fee (public) golf courses, resort courses and private country clubs and derives revenue from green fees, golf cart rentals, practice facility fees, retail sale of golf merchandise, food and beverages and initiation fees and dues of private members.The Company operated 43, 36 and 27 courses at December 31, 1995, 1994 and 1993, respectively.

 (b) 1994 Financing Transaction

  During the third quarter of 1994, the Company completed an initial public offering of 2,702,500 shares of its common stock (including the exercise of the underwriter's over-allotment option) and executed a credit agreement (the "Credit Agreement") setting forth the terms and conditions of a new revolving credit facility (as amended, the "Revolving Credit Facility") (see note 6(a)).

  The proceeds realized by the Company totaled $33,916,000 before offering costs. These proceeds, together with $11,000,000 of borrowings under the Revolving Credit Facility, were used to (i) pay all outstanding obligations due to GATX Leasing Corporation, including the outstanding debt balance and accrued interest thereon, an additional liability resulting from the fluctuating value of the underlying property, and a $1,971,000 prepayment penalty associated with the early retirement of the debt (a component of the extraordinary loss in 1994), (ii) retire the senior subordinated notes and the related interest notes and accrued interest thereon, (iii) retire certain notes to stockholders and accrued interest thereon, (iv) retire certain other notes and accrued interest thereon and (v) pay fees and expenses associated with the offering and the Revolving Credit Facility.

  As part of this transaction, the holders of all classes of redeemable convertible preferred stock and the convertible notes of the Company converted such shares and notes into shares of common stock of the Company. In addition, pursuant to agreements between the Company and the holders, accrued but unpaid dividends on the redeemable convertible preferred stock and the interest notes and additional accrued interest related to the convertible notes were paid by delivery of additional shares of common stock.

  On July 13, 1994, the Company effected a common stock split in the form of a 1.32-for-1 common stock dividend. All references to the number of shares of common stock and per share amounts reflect the common stock split.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 (b) Inventories

  Inventories are stated at the lower of cost (weighted average cost basis) or market, and consist primarily of food, beverages, golf equipment and clothing.

 (c) Property and Equipment

  Property and equipment to be held and used are stated at less impairment losses, if any. Property and equipment under capital leases are stated at the lower of the present value of the future minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease.

  Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization account are relieved, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of an asset are capitalized.

  The Company periodically reevaluates the propriety of the carrying amounts of its golf course properties to be held and used as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. The Company compares the undiscounted future net cash flows expected to result from the use of each of its properties to the carrying amount of that property to determine whether the Company shall recognize an impairment loss. The Company believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

  Property and equipment to be disposed of are stated at the lower of carrying amount or fair value, less costs to sell. See footnote 16 for further discussion.

  All interest cost incurred has been expensed in the accompanying consolidated financial statements.

 (d) Debt Issuance Costs

  Debt issuance costs represent the costs associated with obtaining the Revolving Credit Facility, net of accumulated amortization, and are amortized over its five-year term.

  In connection with the initial public offering, the Company wrote off $667,000 of debt issuance costs related to the debt retired. Such amount is a component of the extraordinary loss in 1994.

 (e) Goodwill

  In connection with the 1994 acquisition of Great American Clubs, Inc. and Affiliate Clubs (see note 3(b)) and the 1989 acquisition of a golf course facility, the Company recorded aggregate goodwill of $4,244,000, representing the excess of the purchase prices over the fair values of the net assets acquired. This amount is being amortized over periods of 18 to 40 years. Goodwill is presented net of accumulated amortization of $363,000 and $237,000 as of December 31, 1995 and 1994, respectively.

  The Company assesses the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES
acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

 (f) Revenue Recognition

  Revenue from green fees, practice facility fees, golf cart rentals and food, beverage and pro shop sales is recognized at the time the facility is used or the date of purchase.

  Membership at certain of the Company's private country clubs requires payment of an up front, non-refundable initiation fee and subsequent payments of monthly dues. Revenue from initiation fees is recognized at the time of sale, unless uncertainty surrounding collectability exists, and revenue from monthly dues is recognized as earned.

  Revenue from term memberships reflects the advance payment of dues and is deferred and recognized over the term of the membership (ranging from two to twelve years). Revenue from lifetime memberships reflects the advance payment of dues and is deferred and recognized over the expected term of the membership based on historical experience (approximately ten years).

 (g) Lease Arrangements

  The Company generally leases golf courses under terms that provide for a lease payment equal to the greater of a percentage of gross revenues or a minimum annual amount. The aggregate of the minimum annual payments over the term of the lease is expensed on a straight-line basis.

  Certain leases provide for reimbursement of rental payments upon completion of lessor-approved capital improvements. These reimbursements are accounted for as a reduction of rent expense. The related asset is depreciated in accordance with the foregoing policy on property and equipment.

 (h) Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

 (i) Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts and notes receivable for initiation fees and monthly membership dues and expenses incurred by club members. The Company provides an allowance for accounts and notes receivable when factors surrounding the credit risk of a member indicate an impairment in value.

  A summary of allowance activity follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
Balance at beginning of year......................... $   216  $   267  $   399
Provision for doubtful accounts......................     315       72       55
Write-off of uncollectable accounts..................    (337)    (123)    (187)
                                                      -------  -------  -------
Balance at end of year............................... $   194  $   216  $   267
                                                      =======  =======  =======

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

 (j) Fair Value of Financial Instruments

  In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

 (k) Cash and Cash Equivalents

  The Company considers temporary cash investments purchased with original maturities of three months or less and which are available for use in operations to be cash equivalents.

 (l) Reclassifications

  Certain 1994 and 1993 balances have been reclassified to conform to the current year's presentation.

 (m) Per Share Data

  The weighted average number of common shares outstanding during the years ended December 31, 1995 and 1994 includes the effect of stock options, using the treasury stock method and the average market price per share, as the inclusion of these options has a dilutive effect on income per common share before extraordinary item. The use of the average market price per share in these periods results in full dilution, as such price exceeds the market price at the end of the respective years.

  The weighted average number of common shares outstanding during 1993 includes the effect of stock options issued in 1994 at prices below the initial public offering price without regard for the antidilutive effect of such options.

  The weighted average number of common shares outstanding in 1994 and 1993 has been adjusted for (i) the retroactive effect of the conversion of the redeemable convertible preferred stock and convertible notes to common stock,
(ii) the issuance of common stock in payment of dividends on the redeemable convertible preferred stock and interest notes and additional accrued interest related to the convertible notes and (iii) the common stock split, as if these events occurred at the beginning of the respective year.

  Net loss attributable to common stockholders used to calculate net loss per common share of $0.17 and income per common share before extraordinary item of $0.33 in 1994 excludes $1,234,000 of preferred stock dividends and accretion to mandatory redemption value for all classes of redeemable convertible preferred stock and $186,000 of interest expense associated with the convertible notes. Net loss attributable to common stockholders used to calculate net loss per common share of $0.09 in 1993 excludes $1,745,000 of preferred stock dividends and accretion to mandatory redemption value for all classes of redeemable convertible preferred stock and $308,000 of interest expense associated with the convertible notes.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

 (n) Use of Estimates

  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the accompanying consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (o) Newly Issued Accounting Standards

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), which establishes a fair value based method of accounting for stock-based compensation plans. Entities are encouraged to adopt all provisions of Statement No. 123 and are required to comply with the disclosure requirements of Statement No. 123. Statement No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of Statement No. 123 as of January 1, 1996 did not have a material effect on the consolidated financial condition or operating results of the Company as the Company did not adopt the value-based measurement concept.

  The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reevaluates the carrying amounts of its long-lived assets and the related depreciation and amortization periods as discussed in notes 2(c) and 2(e). The adoption of Statement No. 121 as of January 1, 1996 did not have a material effect on the Company's consolidated financial condition or operating results.

 (p) Advertising Costs

  The Company expenses advertising costs as incurred.

(3) ACQUISITIONS

 (a) 1995 Acquisitions

  On February 10, 1995, the Company acquired substantially all of the assets which comprise the Eldorado Country Club ("Eldorado") in McKinney, Texas.

  On June 29, 1995, the Company acquired substantially all of the assets which comprise the Willow Fork Country Club ("Willow Fork") in Katy, Texas.

  The aggregate consideration for these acquisitions was $9,878,000. Funds used for these acquisitions were obtained primarily by loans totalling $7,000,000 under the Revolving Credit Facility.

  A summary of the combined assets acquired and liabilities assumed related to Eldorado and Willow Fork follows (in thousands):

      Current assets.................................................... $  446
      Property and equipment and other assets...........................  9,723
      Current liabilities...............................................   (134)
      Deferred income...................................................   (157)
                                                                         ------
                                                                         $9,878
                                                                         ======

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

 (b) 1994 Acquisitions

  On October 11, 1994, the Company acquired substantially all of the assets which comprise the Bent Tree Golf Club ("Bent Tree") near Columbus, Ohio.

  On December 30, 1994, the Company purchased all the common stock of three corporations and substantially all the assets of a limited partnership, together comprising the five private golf clubs owned by Great American Clubs, Inc. and Affiliate Clubs ("GAC").

  The aggregate consideration for these acquisitions was $33,323,000. Funds used for these acquisitions were obtained primarily by loans totaling $32,000,000 under the Revolving Credit Facility.

  A summary of the combined assets acquired and liabilities assumed related to Bent Tree and GAC follows (in thousands):

      Current assets................................................... $ 1,767
      Property and equipment and other assets..........................  35,126
      Goodwill.........................................................   3,578
      Current liabilities..............................................  (1,296)
      Long-term debt...................................................    (493)
      Deferred income..................................................  (1,781)
      Deferred income taxes............................................  (3,578)
                                                                        -------
                                                                        $33,323
                                                                        =======

 (c) 1993 Acquisitions

  On June 23, 1993, the Company acquired substantially all of the assets and assumed certain liabilities of The Trails ("Trails") golf course in Norman, Oklahoma.

  On September 16, 1993, the Company exercised its purchase option and acquired substantially all of the assets and assumed certain liabilities of The Plantation Golf Club ("Plantation") in Boise, Idaho. The Company operated Plantation under an operating lease agreement from September 9, 1991 until the purchase date.

  The aggregate consideration for these acquisitions was $5,679,000.

  A summary of the combined assets acquired and liabilities assumed related to Trails and Plantation follows (in thousands):

      Current assets.................................................... $   36
      Property and equipment and other assets...........................  6,666
      Current liabilities...............................................    (20)
      Long-term debt....................................................   (466)
      Other long-term liabilities.......................................   (537)
                                                                         ------
                                                                         $5,679
                                                                         ======

  Consideration for these acquisitions was provided from (i) the proceeds of a note payable to a stockholder of $1,850,000 (ii) cash of $1,295,000 (including $200,000 paid in 1991 as a purchase option) and (iii) a $2,534,000 note payable to the seller (see note 6).

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

 (d) Pro forma Results of Operations

  The aforementioned acquisitions have been accounted for as purchases. Accordingly, results of operations of the acquirees have been included in the consolidated statements of operations of the Company since the acquisition dates. However, the consolidated statements of operations of the Company include the results of operations of Plantation, as lessee, for periods prior to the acquisition. Consolidated condensed pro forma results of operations for the year ended December 31, 1993, as if the acquisitions of Trails and Plantation occurred on January 1, 1993, do not differ significantly from the historical consolidated results of operations presented herein.

  The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquirees as if the 1995 and 1994 acquisitions had occurred on January 1, 1994 and 1993, respectively, after giving effect to certain adjustments, including additional depreciation and amortization expense, increased interest expense on debt related to the acquisitions, the elimination of certain management fees and salaries paid by GAC that will not be incurred by the Company, and for the events discussed in note 2(m). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the acquirees constituted a single entity during such periods.

                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
   Operating revenue..................................  $81,365 $68,236 $52,514
                                                        ======= ======= =======
   Operating income...................................  $ 8,434 $ 8,327 $ 6,556
                                                        ======= ======= =======
   Income (loss) before extraordinary item............  $ 3,054 $ 1,096 $  (929)
                                                        ======= ======= =======
   Income (loss) per common share before extraordinary
    item
    (see note 2(m))...................................  $  0.46 $  0.24 $ (0.17)
                                                        ======= ======= =======

(4) PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                 DECEMBER 31
                                              ------------------   ESTIMATED
                                                1995      1994    USEFUL LIVES
                                              --------  --------  ------------
   Land...................................... $ 15,718  $  8,733          --
   Land improvements.........................   42,884    36,464  20-40 years
   Buildings.................................   19,033    16,960     40 years
   Leasehold improvements....................   13,677    10,086   8-20 years
   Golf carts and equipment..................   26,030    23,081   3-10 years
   Construction in progress..................      567       260          --
                                              --------  --------
                                               117,909    95,584
   Less accumulated depreciation and amorti-
    zation...................................  (22,176)  (15,924)
                                              --------  --------
                                              $ 95,733  $ 79,660
                                              ========  ========

  Golf carts and equipment include assets under capital leases with a gross book value of $7,431,000 and $5,430,000 as of December 31, 1995 and 1994,
respectively. Accumulated amortization of these assets is $2,910,000 and $1,731,000 as of December 31, 1995 and 1994, respectively. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

  During 1994, the Company changed its depreciable life for certain golf carts from six to four years. The effect of this change in estimate increased depreciation and amortization expense and reduced income before extraordinary item by approximately $338,000, or $0.06 per share in 1994.

(5) OTHER ASSETS

  Other assets consist of the following (in thousands):

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
   Leasehold interests and origination costs, net of accumulated amortization of $2,210,000 and $1,883,000 as of December 31,
    1995 and 1994, respectively.................................. $4,692 $4,704
   Refundable deposits...........................................  1,037    531
   Other.........................................................    450    592
                                                                  ------ ------
                                                                  $6,179 $5,827
                                                                  ====== ======

(6) LONG-TERM DEBT

  Long-term debt consists of the following (in thousands):

                                                                DECEMBER 31
                                                              ----------------
                                                               1995     1994
                                                              -------  -------
   Loans under the Revolving Credit Facility (see (a))....... $52,000  $43,000
   Capital lease obligations for golf carts, turf and office
    equipment, principal and interest payments of $199,000
    due monthly with fixed rates of interest ranging from 7%
    to 18% per annum, secured by the equipment under lease
    (see note 4).............................................   4,310    3,497
   Note payable to seller of Plantation (see note 3(c)), due
    in 2007, with variable interest only payments for the
    first seven years not to exceed a rate of 8% per annum,
    secured by property and equipment of the acquired course
    (aggregate net book value of $4,200,000 at December 31,
    1995)....................................................   2,534    2,534
   Notes payable to former principal stockholders, principal
    and interest payments of $27,000 due monthly, with
    interest at 8% per annum, and balloon payments due in
    1998 (see (b))...........................................   1,473    1,668
   Other notes payable with interest ranging from 8% to 20%
    per annum................................................   1,355    1,693
                                                              -------  -------
                                                               61,672   52,392
   Less current portion......................................  (2,297)  (1,739)
                                                              -------  -------
                                                              $59,375  $50,653
                                                              =======  =======

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

 (a) Revolving Credit Facility

  The Revolving Credit Facility is a five-year agreement providing up to $70,000,000 for use in refinancing certain indebtedness, financing the acquisition or lease of golf courses and golf course management companies, and for general working capital purposes. Loans under the Revolving Credit Facility are unsecured and bear interest at either a Eurodollar rate or a customary base rate, plus in each case a marginal percentage of up to 2.0%, depending upon the Company's ratio of total debt to earnings before interest, income taxes, depreciation, amortization and income or expense related to terminated leased facilities ("EBITDA"). Interest is payable either quarterly with respect to base rate loans or on the last day of selected interest periods ranging from one to six months with respect to Eurodollar loans. The Credit Agreement contains customary conditions and covenants, including dividend payment limitations, capital expenditure limitations, negative pledge covenants and financial ratio covenants. The Company was in compliance with all restrictive covenants and conditions as of December 31, 1995.

  At December 31, 1995, the loans outstanding are Eurodollar loans, bearing interest at 7.56% to 8.0% (including a marginal percentage of 2.0% determined by the Company's ratio of total debt to EBITDA). A portion is to be treated as a reducing revolver, with equal installments of $2,083,000 due quarterly beginning on March 31, 1997, and the balance is due on December 31, 1999.

 (b) Notes Payable to Former Principal Stockholders

  Notes payable to former principal stockholders are secured by the capital stock of a subsidiary of the Company and an assignment of lease rents. Interest expense to former principal stockholders during the years ended December 31, 1995, 1994 and 1993 was $126,000, $263,000 and $244,000,
respectively.

 (c) Other

  A summary of future maturities of long-term debt as of December 31, 1995 follows (in thousands):

                                                               CAPITAL
                                                        NOTES  LEASES    TOTAL
                                                       ------- -------  -------
   1996............................................... $   523 $2,090   $ 2,613
   1997...............................................     503  1,460     1,963
   1998...............................................   1,230    706     1,936
   1999...............................................  52,095    522    52,617
   2000...............................................      76    122       198
   Thereafter.........................................   2,935    --      2,935
                                                       ------- ------   -------
                                                        57,362  4,900    62,262
   Less interest component of capital leases..........     --    (590)     (590)
                                                       ------- ------   -------
                                                       $57,362 $4,310   $61,672
                                                       ======= ======   =======

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

(7) INCOME TAXES


  The components of income tax expense consist of the following (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1995    1994    1993
                                                         ------- ------- -------
   Current--federal.....................................   $ --  $   --  $   --
   Current--state.......................................     109      50      52
   Deferred--federal....................................     --      --      --
   Deferred--state......................................     --      --      --
                                                         ------- ------- -------
                                                           $ 109 $    50 $    52
                                                         ======= ======= =======

  Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes and extraordinary item as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                   1995      1994     1993
                                                 ---------  -------  -------
   Expected income tax expense (benefit) at
    federal statutory rate...................... $   1,189  $   543  $  (201)
   State income taxes...........................       109       50       52
   Goodwill amortization........................        43       12       13
   Change in beginning of the period balance of
    the valuation allowance for deferred tax
    assets allocated to income taxes............    (1,232)    (571)     203
   Other........................................       --        16      (15)
                                                 ---------  -------  -------
                                                 $     109  $    50  $    52
                                                 =========  =======  =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1995 and 1994 are presented below (in thousands):

                                                              1995     1994
                                                             -------  -------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 4,200  $ 5,079
     Deferred income........................................     376      454
     Allowance for doubtful accounts........................      66       73
     Other..................................................      74       52
                                                             -------  -------
       Total gross deferred tax assets......................   4,716    5,658
     Less valuation allowance...............................  (2,312)  (3,544)
                                                             -------  -------
       Net deferred tax assets..............................   2,404    2,114
                                                             -------  -------
   Deferred tax liabilities--property and equipment,
    primarily due to differences in depreciation............   5,982    5,692
                                                             -------  -------
       Net deferred tax liabilities......................... $(3,578) $(3,578)
                                                             =======  =======

  Management believes that it is more likely than not that the net deferred tax assets at December 31, 1995 will be realized as a result of the generation of future taxable income during the net operating loss carryforward period and the reversal of existing taxable temporary differences giving rise to deferred tax liabilities.

  At December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of $12,350,000 which expire from 2003 to 2009.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

(8) NOTES RECEIVABLE FROM STOCKHOLDERS

  Notes receivable from stockholders represent advances to two stockholders to acquire common stock of the Company. These notes bear interest at 9% per annum, mature in 2001 and 2002 and are secured by the common stock of the Company held by the two stockholders.

(9) PREFERRED STOCK

  As of December 31, 1995 and 1994, 5,000,000 shares of preferred stock have been authorized, the designation and terms of which may be set by the Board of Directors of the Company.

(10) COMMON STOCK

  Holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior liquidation rights of holders of preferred stock then outstanding, if any. Holders of shares of common stock are entitled to receive such dividends as the Board of Directors may declare in its discretion out of funds legally available, subject to the prior rights of holders of preferred stock then outstanding, if any.

  The rights, preferences and privileges of holders of common stock will be subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

  Certain holders of common stock are also entitled to certain rights with respect to the registration of such shares under federal securities laws.

(11) STOCK OPTIONS

 (a) 1991, 1994 and 1995 Stock Option Plans

  The Company's 1991, 1994 and 1995 Stock Option Plans were adopted by the Board of Directors and stockholders of the Company, as an incentive for directors, officers and other key employees. These plans are administered by a committee of two or more directors appointed by the Board of Directors. The committee has sole discretion to determine employees eligible for grants of options and all terms of the options. Generally, the exercise price of an option must be at least 100% of the fair market value of the common stock on the date of the grant and the term of the option may not exceed ten years. The 1991, 1994 and 1995 Stock Option Plans provide for an aggregate of 731,278, 330,000 and 300,000 shares, respectively, which may be subject to options.

  Stock options under the 1994 and 1995 Stock Option Plans vest and become exercisable over a four-year period, 20% at the date of grant and 20% for each year from the date of grant, and will remain exercisable for as long as an employee remains employed by the Company. Stock options under the 1991 Stock Option Plan vest and become exercisable over a four-year period, 20% at the date of grant and on a daily prorated basis thereafter at the rate of 20% per year. Vesting of stock options may be accelerated under certain circumstances, including the sale of the Company. The stock options (including the vested and exercisable portion) generally expire and are forfeited on termination of employment.

 (b) Other Stock Options

  On March 25, 1991, the Company granted stock options for 50,643 common shares, at an average exercise price of $4.72 per share, to two option holders of a predecessor company in exchange for the surrender of their predecessor company options. These options are fully vested.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

 (c) Stock Option Activity

  A summary of stock option activity follows:

                                                NUMBER OF SHARES
                                                 (IN THOUSANDS)  EXERCISE PRICE
                                                ---------------- --------------
   Outstanding at December 31, 1992............        730       $ 4.63--$ 8.62
    Grants.....................................         47           $ 8.62
                                                     -----
   Outstanding at December 31, 1993............        777       $ 4.63--$ 8.62
    Grants.....................................        356       $ 8.62--$12.23
    Forfeitures................................        (33)          $ 8.62
                                                     -----
   Outstanding at December 31, 1994............      1,100       $ 4.63--$12.23
    Grants.....................................        100           $11.25
    Forfeitures................................        (15)      $11.40--$12.00
    Exercises..................................        (13)      $ 8.62--$12.00
                                                     -----
   Outstanding at December 31, 1995............      1,172       $ 4.63--$12.23
                                                     =====
   Options exercisable at December 31, 1995....        885       $ 4.63--$12.23
                                                     =====

(12) OPERATING LEASES

  The Company leases certain golf courses under operating leases. Rent expense includes rent under these leases of $5,981,000, $4,259,000 and $2,491,000, including contingent rent of $999,000, $550,000 and $477,000 in the years ended December 31, 1995, 1994 and 1993, respectively.

  The minimum future rental payments, net of noncancellable subleases, for all operating leases as of December 31, 1995 are as follows (in thousands):

      1996.............................................................. $ 7,648
      1997..............................................................   5,423
      1998..............................................................   5,311
      1999..............................................................   4,977
      2000..............................................................   4,235
      Thereafter........................................................  91,286
                                                                         =======

  Certain golf course leases contain renewal options. The expiration dates of the leases (or option periods, if applicable) range from 1996 to 2036. The leases generally contain provisions for rental payments based on a minimum amount or a percentage of revenues, whichever is greater. Certain leases provide that a portion or all of current or future lease payments may be reduced upon completion of lessor approved capital improvements. Additionally, certain leases are terminable by the lessor without cause or upon the sale of the underlying property.

  On October 1, 1993 the Company terminated its Los Angeles driving range lease and recorded a loss of $334,000 primarily related to the write-off of the net book value of property and equipment.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

(13) CONSOLIDATED STATEMENTS OF OPERATIONS

  Other costs and expenses consist of the following (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
Supplies, maintenance and repairs...................... $ 6,853 $ 3,779 $ 3,037
Utilities..............................................   4,058   2,745   1,956
Insurance..............................................   3,217   2,028   1,731
Property and other taxes...............................   2,498   1,373   1,059
Advertising and promotion..............................   1,186     654     577
Other general and administrative.......................   5,863   2,707   2,677
Loss on lease terminations (note 12)...................     --      --      334
                                                        ------- ------- -------
                                                        $23,675 $13,286 $11,371
                                                        ======= ======= =======

  Other general and administrative consists primarily of outside professional fees, postage and freight, printing, contract labor, bad debt expense, data processing and bank charges.

(14) CONSOLIDATED STATEMENTS OF CASH FLOWS

 (a) Cash Flows from Operating Activities

  Cash flows from operating activities consist of the following (in thousands):

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                     ------------------------
                                                      1995     1994     1993
                                                     -------  -------  ------
Net income (loss)................................... $ 3,387  $(1,092) $ (644)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization......................   6,871    4,802   4,089
 Amortization of debt issuance costs................     283      220     246
 Loss on early extinguishment of debt...............     --     2,638     --
 Compensation expense--stock options................      26       46     --
 Accretion and gain on conversion of members'
  deposits..........................................      41      (43)   (248)
 Gain on sale of assets.............................     --       (30)    --
 Loss on lease terminations.........................     --       --      334
 Deferred minimum rent..............................      86      (34)    (25)
 Interest added to principal of long-term debt......     --       820     926
 Interest added to principal of notes receivable....     --       (19)    (38)
 Provision for doubtful accounts....................     315       72      55
 Changes in assets and liabilities:
  Accounts and notes receivable.....................  (1,576)    (666)   (763)
  Inventories.......................................    (388)     (91)   (681)
  Prepaid expenses..................................     166     (640)   (195)
  Other assets......................................     100     (390)   (306)
  Accounts payable and accrued liabilities..........   1,362   (1,300)  1,361
  Deferred income...................................  (1,038)     324     242
                                                     -------  -------  ------
    Net cash provided by operating activities....... $ 9,635  $ 4,617  $4,353
                                                     =======  =======  ======

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

 (b) Other Noncash Financing and Investing Activities

  During the years ended December 31, 1995, 1994 and 1993 the Company acquired new carts and equipment under capital leases recorded at $2,211,000, $1,460,000 and $1,600,000, respectively, which represents the net present values of the future minimum lease payments.

  During 1995, the Company acquired a building and improvements from a developer at a golf course facility (recorded at $1,487,000) in exchange for certain membership privileges at the facility.

(15) CONTINGENCIES

  The Company is involved in various lawsuits; however, management believes that the lawsuits, individually or in the aggregate, will not have a material effect on the Company's consolidated financial position or results of operations.

(16) SUBSEQUENT EVENT

  On February 2, 1996, the Company entered into a definitive agreement to sell its 20 owned golf course properties and related assets ("the Purchased Assets") to National Golf Properties, Inc. ("NGP"), a real estate investment trust, and to merge immediately thereafter with a newly formed corporation ("Newco") affiliated with David G. Price (who is the Chairman of NGP's Board of Directors and the principal shareholder of American Golf Corporation ("AGC")). Substantially all of NGP's properties are leased to AGC.

  If the purchase (the "Asset Purchase") and the merger (the "Merger") are approved by the stockholders and become effective, stockholders of the Company will be entitled to exchange each share of their common stock for, depending on the form of consideration paid by NGP, at NGP's option, in connection with the Asset Purchase, either (i) a combination of $6.00 in cash and between approximately 0.20870 and 0.31304 of a share of NGP common stock (assuming no exercise of options to purchase the Company's common stock prior to the Merger) valued at approximately $6.00 (subject to limitations on the maximum and minimum number of NGP shares issuable, as discussed below), or (ii) $12.00 in cash. Subject to certain adjustments and limitations, the Company's stockholders will receive total consideration of approximately $79,026,000, and holders of unexpired and unexercised options to purchase the Company's common stock will be entitled to receive, in exchange for cancellation of such options, total consideration of approximately $2,548,000 payable in the same proportion of cash and stock as is paid to holders of the Company's common stock. Of this total aggregate consideration of approximately $81,600,000, $58,000,000 will come from NGP as consideration for the Purchased Assets and Newco will contribute approximately $23,600,000 in cash. In addition, Newco will refinance approximately $54,900,000 of the Company's existing indebtedness in connection with the Merger.

  The Asset Purchase and the Merger are subject to certain conditions, including approval of the stockholders of the Company and NGP. Stockholders of the Company holding approximately 45% of its outstanding common stock (on a fully diluted basis) have agreed to vote their shares in favor of the Asset Purchase and the Merger. The closing of these transactions is expected to occur in the second quarter of 1996. The Company anticipates that a loss of approximately $19,300,000, net of income tax effect, will be recognized on the sale of its 20 owned golf course properties and related assets to NGP.
Although the Company will recognize the loss on the sale of the Purchased Assets upon consummation of the Asset Purchase transaction, such transaction is only a component of the entire transaction and will occur simultaneously with the Merger. The proceeds of the Asset Purchase together with the proceeds of the Merger will significantly exceed the historical net book value of the Company. Accordingly, no impairment of the Company's property and equipment has occurred.