Form 10-Q/A
period 1996-03-31
GOLF ENTERPRISES INC /DE/
filed 1996-06-21
CIK 921756

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           --------------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-24264

                             GOLF ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               KANSAS                            75-2596237
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)


                                1603 LBJ FREEWAY
                                   SUITE 810
                              DALLAS, TEXAS 75234
          (Address of principal executive offices, including zip code)

                                 (214) 247-1199
              (Registrant's telephone number, including area code)

                         ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)    No (  )

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of April 25, 1996 was 6,585,482 shares.

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Consolidated Balance Sheets as of March 31, 1996
                 (unaudited) and December 31, 1995                       3

                Consolidated Statements of Operations for the three
                 months ended March 31, 1996 and 1995 (unaudited)        4

                Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1996 and 1995 (unaudited)        5

                Notes to Consolidated Financial Statements (unaudited)   6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7

PART II - OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                         9

        Signatures                                                      10

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                            March 31,     December 31,
                                              1996           1995
                                           -----------    ------------
                                           (Unaudited)
               ASSETS
Current assets:
  Cash and cash equivalents                 $  2,663       $  1,286
  Accounts and notes receivable, net           8,308          8,777
  Inventories                                  3,347          3,092
  Prepaid expenses                             2,230          1,765
                                            --------       --------
   Total current assets                       16,548         14,920

Property and equipment, net                   95,332         95,733
Debt issuance costs, net                       1,086          1,149
Goodwill, net                                  3,849          3,881
Other assets, net                              6,560          6,179
                                            --------       --------
                                            $123,375       $121,862
                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $  5,671       $  4,000
  Accrued liabilities                          1,328          3,375
  Current portion of long-term debt            2,329          2,297
  Current portion of deferred income           4,065          4,292
                                            --------       --------
   Total current liabilities                  13,393         13,964

Long-term debt, less current portion          59,082         59,375
Deferred income, less current portion          1,556          1,782
Other long-term liabilities                    1,055          1,029
Deferred income taxes                          3,578          3,578

Stockholders' equity:
  Preferred stock                                 --             --
  Common stock                                    66             65
  Additional paid-in capital                  61,322         60,488
  Accumulated deficit                        (16,257)       (17,999)
                                            --------       --------
                                              45,131         42,554
  Less notes receivable from stockholders       (420)          (420)
                                            --------       --------
   Total stockholders' equity                 44,711         42,134
                                            --------       --------
                                            $123,375       $121,862
                                            ========       ========

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                     (In thousands, except per share data)

                                          Three months ended
                                                March 31,
                                          ---------  ---------
                                            1996       1995
                                          ---------  ---------
Operating revenue:
  Green fees and practice facility fees     $ 7,616    $ 5,858
  Dues and initiation fees                    6,339      4,022
  Golf cart rentals                           3,194      2,395
  Food and beverage sales                     3,066      2,203
  Pro shop sales                              2,201      1,609
  Other                                         475        257
                                            -------    -------
    Total operating revenue                  22,891     16,344
                                            -------    -------

Costs and expenses:
  Payroll and benefits:
    Services provided and rentals             2,591      1,908
    Food, beverage and pro shop               1,954      1,279
    Other                                     1,975      1,713
  Cost of merchandise sold:
    Food and beverage                         1,194        766
    Pro shop                                  1,448        956
  Depreciation and amortization               2,094      1,722
  Rent                                        2,962      1,798
  Other                                       5,586      4,650
                                            -------    -------
                                             19,804     14,792
                                            -------    -------

    Operating income                          3,087      1,552

Interest expense, net                         1,288      1,225
                                            -------    -------
    Income before income taxes                1,799        327

Income taxes                                     57         22
                                            -------    -------
    Net income                              $ 1,742    $   305
                                            =======    =======
Weighted average number of
  common shares outstanding                   6,712      6,673
                                            =======    =======
Net income per common share                 $  0.26    $  0.05
                                            =======    =======

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                (In thousands)


                                                                     Three months ended
                                                                          March 31,
                                                                 -------------------------
                                                                     1996         1995
                                                                 -----------   -----------
Cash flows from operating activities:
Net income                                                          $ 1,742      $   305
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                        2,094        1,722
 Amortization of debt issuance costs                                     72           65
 Compensation expenses--stock options                                     7            7
 Accretion and gain on conversion of members' deposits                   10            7
 Deferred minimum rent                                                   22           21
 Provision for doubtful accounts                                         16           87
 Changes in assets and liabilities:
  Accounts and notes receivable                                         453         (523)
  Inventories                                                          (255)        (417)
  Prepaid expenses                                                     (465)         236
  Other assets                                                         (483)           6
  Accounts payable and accrued liabilities                             (376)         358
  Deferred income                                                      (453)         354
                                                                    -------      -------
  Net cash provided by operating activities                           2,384        2,228
                                                                    -------      -------

Cash flows from investing activities:
 Capital expenditures                                                (1,181)      (1,533)
 Acquisitions of golf courses                                             -       (6,136)
                                                                    -------      -------
  Net cash used by investing activities                              (1,181)      (7,669)
                                                                    -------      -------

Cash flows from financing activities:
 Issuance of common stock, net                                          828            -
 Proceeds from long-term debt                                             -        7,000
 Repayments of long-term debt                                          (641)      (2,453)
 Debt issuance costs                                                    (10)        (297)
 Other                                                                   (3)           3
                                                                    -------      -------
  Net cash provided by financing activities                             174        4,253
                                                                    -------      -------
Increase (decrease) in cash and cash equivalents                      1,377       (1,188)
Cash and cash equivalents at beginning of period                      1,286        4,723
                                                                    -------      -------
Cash and cash equivalents at end of period                          $ 2,663      $ 3,535
                                                                    =======      =======
Cash paid during the period for:
 Interest                                                           $ 1,306      $   945
                                                                    =======      =======
 Income taxes                                                       $    26      $     9
                                                                    =======      =======

                    GOLF ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS
         ----------------------------

     The accompanying interim consolidated financial statements of Golf Enterprises, Inc. and subsidiaries (the "Company") are unaudited. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and the consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Amounts presented as of December 31, 1995 are based on the audited consolidated financial statements in the Company's 1995 annual report on Form 10-K.

NOTE 2.   NET INCOME PER COMMON SHARE
          ---------------------------

     The weighted average number of shares outstanding for the three months ended March 31, 1996 and 1995 include the effect of stock options using the treasury stock method, assuming full dilution. Primary net income per common share is not materially different from fully diluted net income per common share for the periods.

NOTE 3.   PROPOSED ASSET SALE AND MERGER
          ------------------------------

     On February 2, 1996, the Company entered into a definitive agreement to sell its 20 owned golf course properties and certain related assets (the "Purchased Assets") to National Golf Properties ("NGP") and to merge immediately thereafter with a newly formed corporation ("Newco") affiliated with American Golf Corporation. Substantially all of NGP's properties are managed by American Golf Corporation. If the purchase (the "Asset Purchase") and the merger (the "Merger") are approved by the Company's stockholders and become effective, stockholders of the Company will be entitled to exchange each share of their common stock of the Company for, depending on the form of consideration paid by NGP, at NGP's option, for the Purchased Assets, either (i) a combination of $6.00 in cash and between approximately 0.20870 and 0.31304 of a share of NGP common stock (assuming no exercise of options to purchase the Company's common stock prior to the Merger) valued at approximately $6.00 (subject to limitations on the maximum and minimum number of NGP shares issuable), or (ii) $12.00 in cash. Subject to certain adjustments and limitations, stockholders of the Company will receive total consideration of $79,026,000, and holders of unexpired and unexercised options to purchase common stock of the Company will be entitled to receive, in exchange for cancellation of such options, total consideration of $2,548,000 payable in the same proportion of cash and stock as is paid to holders of common stock of the Company. Of this total aggregate consideration of approximately $81,600,000, NGP will pay approximately $58,000,000 as consideration for the Purchased Assets and Newco will contribute approximately $23,600,000 in cash. In addition, Newco will refinance approximately $54,900,000 of the Company's existing indebtedness in connection with the Merger.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto, included at
Part I, Item 1, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995.

GENERAL

     The Company seeks to achieve continued growth in revenue and operating cash flow by acquiring, either through purchase, lease or contract to manage, underperforming daily fee, resort and private country club golf courses and by implementing operating improvements to enhance financial performance. Operating revenue includes green fees and practice facility fees, dues and initiation fees of private members, golf cart rentals, retail sales of food, beverages and pro shop merchandise, and management fees. Historically, the percentage of the Company's total operating revenue represented by each of these revenue categories has not fluctuated significantly.

     The Company currently owns fee title to 20 of its courses, the purchase prices of which have been financed with unsecured indebtedness, equity contributions and/or seller financing. The Company currently operates 21 leased golf courses, all of which are classified as operating leases for financial reporting purposes. As a result, leased courses result in lower depreciation and interest expense than purchased courses. Management fees received under the Company's three management agreements are classified as operating revenue and any associated expenses are classified as operating expenses.

     Courses are leased or purchased at varying times throughout the year. Depending on the length of the partial year for which a course is operated, the seasonality of operations and the unique operating improvements of a course, results of operations of a course for a portion of a year may not be indicative of the results of operations at the course for an entire year. In addition, due to the varying seasons at each golf course, depending on its location, the results of operations of the Company for a portion of a year may not be indicative of the results of operations of the Company for an entire year.

PROPOSED ASSET SALE AND MERGER

     On February 2, 1996, the Company entered into a definitive agreement to sell its 20 owned golf course properties and certain related assets (the "Purchased Assets") to National Golf Properties ("NGP") and to merge immediately thereafter with a newly formed corporation ("Newco") affiliated with American Golf Corporation. Substantially all of NGP's properties are managed by American Golf Corporation. If the purchase (the "Asset Purchase") and the merger (the "Merger") are approved by the Company's stockholders and become effective, stockholders of the Company will be entitled to exchange each share of their common stock of the Company for, depending on the form of consideration paid by NGP, at NGP's option, for the Purchased Assets, either (i) a combination of $6.00 in cash and between approximately 0.20870 and 0.31304 of a share of NGP common stock (assuming no exercise of options to purchase the Company's common stock prior to the Merger) valued at approximately $6.00 (subject to limitations on the maximum and minimum number of NGP shares issuable), or (ii) $12.00 in cash. Subject to certain adjustments and limitations, stockholders of the Company will receive total consideration of $79,026,000, and holders of unexpired and unexercised options to purchase common stock of the Company will be entitled to receive, in exchange for cancellation of such options, total consideration of $2,548,000 payable in the same proportion of cash and stock as is paid to holders of common stock of the Company. Of this total aggregate consideration of approximately $81,600,000, NGP will pay approximately $58,000,000 as consideration for the Purchased Assets and Newco will contribute approximately $23,600,000 in cash. In addition, Newco will refinance approximately $54,900,000 of the Company's existing indebtedness in connection with the Merger.

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

RESULTS OF OPERATIONS -- THE QUARTER ENDED MARCH 31, 1996 COMPARED TO THE QUARTER ENDED MARCH 31, 1995

     The following table sets forth, for the three months ended March 31, 1996 and 1995, certain operating data expressed as a percentage of operating revenue and the percentage change in the dollar amounts of such items compared to the corresponding period of the prior year.


                                       Percentage of Operating Revenue         Percentage Increase
                                      ---------------------------------   -----------------------------
                                        Three Months Ended March 31,      Three Months Ended March 31,
                                      ---------------------------------   -----------------------------
                                           1996              1995                 1995 to 1996
                                      ---------------   ---------------   -----------------------------
  Operating revenue                           100.0%            100.0%               40.1%
  Costs and expenses:
   Operating expenses                          77.4              80.0                35.5
   Depreciation and amortization                9.1              10.5                21.6
                                              -----             -----
     Total costs and expenses                  86.5              90.5                33.9
                                              -----             -----
     Operating income                          13.5               9.5                98.9
  Interest expense, net                         5.6               7.5                 5.1
                                              -----             -----
     Income before income taxes                 7.9               2.0                 *
  Income taxes                                  0.3               0.1                 *
                                              -----             -----
     Net income                                 7.6%              1.9%                *
                                              =====             =====

- - ------------------
  *  Percentages exceed 100%.

     Operating revenue from each of the five major operating revenue categories (green fees and practice facility fees, dues and initiation fees, golf cart rentals, food and beverage sales and pro shop sales) increased, primarily due to the seven golf courses which were added to the Company's management portfolio in 1995 and through March 31, 1996. These seven new courses contributed $4,734,000 more revenue than in the first quarter of 1995, and revenue at the existing clubs increased $1,813,000, or 11.5%. As a percentage of total operating revenue, dues and initiation fees increased to 27.7% from 24.6% and green fees and practice facility fees decreased to 33.3% from 35.8%, as six of the seven new courses are private country clubs. Golf cart rentals, food and beverage, pro shop and other revenue remained relatively constant as a percentage of total operating revenue.

     Operating expenses include payroll; cost of food and beverage and pro shop merchandise sold; supplies, maintenance and repairs; rent; utilities; insurance; property and other taxes; advertising and promotion and other general and administrative expenses. Operating expenses increased by 35.5%, primarily as a result of the seven new courses, as operating expenses at the existing courses increased by only 3.8%. Operating expenses decreased as a percentage of operating revenue as a result of economies of scale that exist upon the acquisition of quality courses.

     Depreciation and amortization expense decreased as a percentage of operating revenue in the quarter ended March 31, 1996, as only two of the seven new courses were purchased. Accordingly, rent expense increased as a percentage of operating revenue during the quarter ended March 31, 1996.

     Net interest expense consists of interest on acquisition debt, notes to related parties and capital lease obligations as well as the amortization of deferred debt issuance costs. Net interest expense increased by

5.1% during the quarter ended March 31, 1996 as a result of borrowings used to fund the Company's purchase of two courses in 1995. Net interest expense decreased as a percentage of operating revenue.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $70,000,000 revolving credit facility (the "Revolving Credit Facility") for use in financing the acquisition, lease or improvement of golf courses, financing the acquisition of golf course management companies, refinancing indebtedness, and for general working capital purposes. A portion is to be treated as a reducing revolver, with equal installments of $2,083,000 due quarterly beginning on March 31, 1997, and the balance is due on December 31, 1999. Loans under the Revolving Credit Facility are unsecured and bear interest at either a Eurodollar rate or a customary base rate, plus in each case a marginal percentage of up to 2.0% depending on the Company's ratio of total debt to EBITDA. Interest is payable either quarterly with respect to base rate loans or on the last day of selected interest periods ranging from one to nine months with respect to Eurodollar loans. The Revolving Credit Facility is subject to customary conditions and covenants, including dividend payment limitations, capital expenditure limitations, negative pledge covenants and financial ratio covenants.

     As of March 31, 1996, the Company had borrowed $52,000,000 under the Revolving Credit Facility to finance the repayment of debt in connection with its 1994 initial public offering, to finance the purchase of a public golf course and seven private golf clubs since its initial public offering, and for general working capital purposes. These loans are currently Eurodollar loans, bearing interest at rates ranging from 7.125% to 7.5625% (each including a marginal percentage of 2.0%). The Company was in compliance with all restrictive covenants and conditions as of March 31, 1996.

     The Company analyzes cash flows from operations to evaluate its ability to service its debt and finance its capital expenditures. In the quarter ended March 31, 1996, cash provided by operations of $2,384,000 financed the Company's capital expenditures of $1,181,000 and repayments of long-term debt of $641,000. In the quarter ended March 31, 1995, cash provided by operations of $2,228,000 financed the Company's capital expenditures of $1,533,000, debt issuance costs of $297,000 and $453,000 of the Company's repayments of long-term debt, while borrowings under the Company's Revolving Credit Facility and cash reserves funded golf course acquisitions and $2,000,000 of the Company's repayments of long-term debt.

     The Company believes that cash generated by operations will be sufficient to meet its capital expenditure and debt service needs through 1998, while amounts available under the Revolving Credit Facility will provide the Company with additional flexibility to take advantage of acquisition opportunities that may arise. As a result of the Company's aggressive growth strategy, the Company will require alternate financing arrangements in order to repay its Revolving Credit Facility upon maturity.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

       Computation of Net Income Per Common Share (incorporated herein by reference to exhibit 11.1 of the Company's Form 10-Q for the quarterly period ended March 31, 1996 filed on May 1, 1996).

     (b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K on February 6, 1996 related to the Company's signing of a definitive asset purchase agreement and plan of merger with NGP and an affiliate of American Golf Corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GOLF ENTERPRISES, INC.



Date:  June 20, 1996            /s/ ROBERT H. WILLIAMS
                                -------------------------------------
                                Robert H. Williams
                                President and Chief Executive Officer
                                (principal executive officer)



Date:  June 20, 1996            /s/ JOHN H. BERNDSEN
                                -------------------------------------
                                John H. Berndsen
                                Chief Financial Officer, Vice President
                                and Treasurer (principal accounting and
                                financial officer)