Form 10-K/A
period 1995-12-31
GOLF ENTERPRISES INC /DE/
filed 1996-06-24
CIK 921756

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          --------------------------


                               FORM 10-K/A

                             AMENDMENT NO. 2

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

23.3   Consent of KPMG Peat Marwick LLP (9)

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

(9)    Filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Golf Enterprises, Inc.


June 21, 1996                   By: /s/ ROBERT H. WILLIAMS
                                    _____________________________________
                                    Robert H. Williams
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                              Capacity                         Date
- - ----                              --------                         ----


/s/ BRYAN C. CRESSEY            Chairman of the Board             June 21, 1996
- - ---------------------------
Bryan C. Cressey



/s/ ROBERT H. WILLIAMS          Director, President and Chief     June 21, 1996
- - ---------------------------     Executive Officer (principal
Robert H. Williams              executive officer)




/s/ JAMES E. BERTELSMEYER       Director                          June 21, 1996
- - ---------------------------
James E. Bertelsmeyer



/s/ THOMAS R. DEVLIN            Director                          June 21, 1996
- - ---------------------------
Thomas R. Devlin


/s/ JOSEPH P. NOLAN             Director                          June 21, 1996
- - ---------------------------
Joseph P. Nolan


/s/ JOHN H. BERNDSEN            Vice President, Chief Financial   June 21, 1996
- - ---------------------------     Officer and Treasurer (principal
John H. Berndsen                accounting and financial officer)


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